Form 10-Q
period 1995-02-28
HUTTON GSH AMERICAN STORAGE PROPERTIES LP
filed 1995-04-13
CIK 769330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended February 28, 1995

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to


Commission file number: 0-15550


                  HUTTON/GSH AMERICAN STORAGE PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)


            Virginia                                     11-2741889
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

3 World Financial Center, 29th Floor, New York, NY                10285
    (Address of principal executive offices)                    (Zip Code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                                     INDEX


                                                                       Page No.
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at February 28, 1995
                  and November 30, 1994                                     3

                 Consolidated Statement of Partners' Capital for the
                  three months ended February 28, 1995                      3

                 Consolidated Statements of Operations for the three
                  months ended February 28, 1995 and 1994                   4

                 Consolidated Statements of Cash Flows for the three
                  months ended February 28, 1995 and 1994                   4

                 Notes to the Consolidated Financial Statements             5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6


PART II  OTHER INFORMATION

        Items 1-6                                                           7

        Signatures                                                          8



Consolidated Balance Sheets

                                                 February 28,     November 30,
Assets                                                  1995             1994

Self-service storage facilities, at cost:
Land                                           $   3,756,319    $   3,756,319
Buildings and improvements                        16,005,525       16,005,525

                                                  19,761,844       19,761,844

Less- accumulated depreciation                    (5,517,327)      (5,353,132)

                                                  14,244,517       14,408,712

Cash and cash equivalents                          2,176,950        2,001,535
Other assets                                         134,465          146,233

        Total Assets                           $  16,555,932    $  16,556,480


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses        $      98,634    $      86,485
  Due to affiliates                                   31,388           35,157
  Security deposits                                   14,827           15,804
  Advance rent                                       115,091          114,524
  Distribution payable                               408,576          408,576

        Total Liabilities                            668,516          660,546

Partners' Capital (Deficit):
  General Partners                                  (120,863)        (119,221)
  Limited Partners                                16,008,279       16,015,155

        Total Partners' Capital                   15,887,416       15,895,934

Total Liabilities and Partners' Capital        $  16,555,932    $  16,556,480



Consolidated Statement of Partners' Capital
For the three months ended February 28, 1995

                                      General         Limited
                                     Partners        Partners           Total

Balance at December 1, 1994      $   (119,221)  $  16,015,155   $  15,895,934

Net income (loss)                      (1,642)        401,700         400,058
Cash distributions                          0        (408,576)       (408,576)

Balance at February 28, 1995     $   (120,863)  $  16,008,279   $  15,887,416



Consolidated Statements of Operations
For the three months ended February 28, 1995 and 1994

Income                                                  1995             1994

Rent                                             $   851,103      $   811,377
Interest                                              25,912            9,260

       Total Income                                  877,015          820,637

Expenses

Property operating                                   275,981          278,674
Depreciation                                         164,195          162,202
General and administrative                            36,781           38,848

       Total Expenses                                476,957          479,724

       Net Income                                $   400,058      $   340,913

Net Income (Loss) Allocated:

To the General Partners                          $    (1,642)     $    (1,622)
To the Limited Partners                              401,700          342,535

                                                 $   400,058      $   340,913

Per limited partnership unit
    (50,132 outstanding)                              $ 8.01           $ 6.83


Consolidated Statements of Cash Flows
For the three months ended February 28, 1995 and 1994

Cash Flows from Operating Activities:                   1995              1994

Net income                                       $   400,058       $   340,913
Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation                                     164,195           162,202
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Other assets                                  11,768            (9,005)
        Accounts payable and accrued expenses         12,149              (870)
        Due to affiliates                             (3,769)            2,771
        Security deposits                               (977)           (1,064)
        Advance rent                                     567             4,606

Net cash provided by operating activities            583,991           499,553

Cash Flows from Financing Activities:

    Distributions paid                              (408,576)         (408,576)

Net cash used for financing activities              (408,576)         (408,576)

Net increase in cash and cash equivalents            175,415            90,977
Cash and cash equivalents at beginning
  of period                                        2,001,535         1,562,452

Cash and cash equivalents at end of period       $ 2,176,950       $ 1,653,429



Notes to Consolidated Financial Statements


The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1995 and the results of operations, changes in partners' capital, and cash flows for the three month period then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

As of February 28, 1995, the Partnership had cash and short-term investments of $2,176,950 which were invested in unaffiliated money market accounts. The increase of $175,415 from November 30, 1994 is attributable to net cash provided by operating activities exceeding cash distributions to the Limited Partners.

Other assets decreased from $146,233 at November 30, 1994 to $134,465 at February 28, 1995, primarily due to the prepayment in November 1994 of real estate taxes for the Florida properties, as well as a decrease in rent receivable.

Accounts payable and accrued expenses increased from $86,485 at November 30, 1994 to $98,634 at February 28, 1995. The increase is primarily attributable to the timing of payments of real estate taxes and other liabilities.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash from operations is distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. On or about April 18, 1995, the Partnership will pay a distribution of net cash from operations of $8.15 per unit for the quarter ended February 28, 1995.

Certain age-related repairs and capital improvements which are required at the properties are being funded from the Partnership's cash reserves and cash flow from operations. Future cash distributions will depend on the adequacy of cash flow from operations following capital improvements and could be reduced should market conditions negatively impact occupancy. The amount of future cash distributions to the Limited Partners will be determined quarterly following a review of the Partnership's operations and cash requirements.

Results of Operations

Partnership operations resulted in net income of $400,058 for the three months ended February 28, 1995, compared with $340,913 for the corresponding period in fiscal 1994. The improvement in operating results for 1995 is primarily attributable to an increase in rental income and interest income, and a slight decrease in both property operating and general and administrative expenses.

Rental income totaled $851,103 for the three months ended February 28, 1995, compared with $811,377 for the corresponding period in fiscal 1994. The increase in rental income can be attributed in part to higher occupancy at the Hampton, Mechanicsville and Widgeon facilities, as well as increased rental rates at several of the Virginia properties and the Florida properties.

Property operating expenses totaled $275,981 for the three months ended February 28, 1995, compared with $278,674 for the corresponding period in fiscal 1994. The decrease is primarily due to lower costs for repairs and maintenance, utilities and minor non-capitalized improvements, partially offset by higher payroll costs, management fees, advertising and miscellaneous expenses. General and administrative expenses totaled $36,781 for the three months ended February 28, 1995, compared with $38,848 for the corresponding period in fiscal 1994. The decrease in 1995 reflects lower expenses for legal fees, transfer agent fees and salary reimbursements, partially offset by higher audit fees.

The average weighted occupancy at the Partnership's properties was 88% at February 28, 1995, unchanged from February 28, 1994.



PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 HUTTON/GSH AMERICAN STORAGE PROPERTIES, L.P.

                                 BY:     STORAGE SERVICES INC.
                                         General Partner





Date:  April 13, 1995
                                 BY:             s/Paul L. Abbott/
                                 Name:           Paul L. Abbott
                                 Title:          Director, President, Chief
                                                 Executive Officer and
                                                 Chief Financial Officer