Form 10-Q
period 1995-05-31
HUTTON GSH AMERICAN STORAGE PROPERTIES LP
filed 1995-07-14
CIK 769330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended May 31, 1995

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

  3 World Financial Center, 29th Floor,
  New York, NY   Attn:  Andre Anderson                           10285
(Address of principal executive offices)                       (Zip Code)

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


                                     INDEX



                                                                      Page No.
PART I  FINANCIAL INFORMATION

	Item 1.	Financial Statements

                Consolidated Balance Sheets at May 31, 1995 and
                 November 30, 1994                                          3

                Consolidated Statement of Partners' Capital (Deficit)
                 for the six months ended May 31, 1995                      3

                Consolidated Statements of Operations for the three and
                 six months ended May 31, 1995 and 1994                     4

                Consolidated Statements of Cash Flows for the six months
                 ended May 31, 1995 and 1994                                4

                Notes to the Consolidated Financial Statements              5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         6


PART II	OTHER INFORMATION

        Items 1-6                                                           7

        Signatures                                                          8



Consolidated Balance Sheets

                                                     May 31,       November 30,
Assets                                                 1995               1994

Self-service storage facilities, at cost:
      Land                                     $  3,756,319       $  3,756,319
      Buildings and improvements                 16,018,252         16,005,525

                                                 19,774,571         19,761,844

Less accumulated depreciation                    (5,681,452)        (5,353,132)

                                                 14,093,119         14,408,712

Cash and cash equivalents                         2,325,686          2,001,535
Other assets                                        136,943            146,233

      Total Assets                             $ 16,555,748       $ 16,556,480


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses        $    102,123       $     86,485
  Due to affiliates                                  15,778             35,157
  Security deposits                                  13,924             15,804
  Advance rent                                      137,474            114,524
  Distribution payable                              408,576            408,576

      Total Liabilities                             677,875            660,546

Partners' Capital (Deficit):
  General Partners                                 (122,504)          (119,221)
  Limited Partners                               16,000,377         16,015,155

      Total Partners' Capital                    15,877,873         15,895,934

Total Liabilities and Partners' Capital        $ 16,555,748       $ 16,556,480



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1995

                                      General          Limited
                                      Partners        Partners           Total

Balance at December 1, 1994      $    (119,221)  $  16,015,155   $  15,895,934
Net income (loss)                       (3,283)        802,374         799,091
Cash distributions                           0        (817,152)       (817,152)

Balance at May 31, 1995          $    (122,504)  $  16,000,377   $  15,877,873


Consolidated Statements of Operations

                                Three months ended          Six months ended
                                      May 31,                     May 31,
Income                          1995          1994          1995          1994

Rent                     $   850,069   $   834,554   $ 1,701,172   $ 1,645,931
Interest                      32,066        10,761        57,978        20,021

Total Income                 882,135       845,315     1,759,150     1,665,952

Expenses

Property operating           280,013       266,581       555,994       545,255
Depreciation                 164,125       162,254       328,320       324,456
General and administrative    38,964        31,817        75,745        70,665

     Total Expenses          483,102       460,652       960,059       940,376

     Net Income          $   399,033   $   384,663   $   799,091   $   725,576

Net Income (Loss) Allocated:

To the General Partners  $    (1,641)  $    (1,623)  $    (3,283)  $    (3,245)
To the Limited Partners      400,674       386,286       802,374       728,821

                         $   399,033   $   384,663   $   799,091   $   725,576

Per limited partnership
unit (50,132 outstanding)     $ 8.00        $ 7.71       $ 16.01       $ 14.54



Consolidated Statements of Cash Flows
For the six months ended May 31, 1995 and 1994

Cash Flows from Operating Activities:                     1995           1994

Net income                                         $   799,091    $   725,576
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                       328,320        324,456
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Other assets                                     9,290        (39,137)
        Accounts payable and accrued expenses           15,638        (12,156)
        Due to affiliates                              (19,379)        13,588
        Security deposits                               (1,880)        (2,638)
        Advance rent                                    22,950          7,254

Net cash provided by operating activities            1,154,030      1,016,943

Cash Flows from Investing Activities:

    Additions to real estate                           (12,727)       (33,094)

Net cash used for investing activities                 (12,727)       (33,094)

Cash Flows from Financing Activities:

    Distributions paid                                (817,152)      (817,152)

Net cash used for financing activities                (817,152)      (817,152)

Net increase in cash and cash equivalents              324,151        166,697
Cash and cash equivalents at beginning of period     2,001,535      1,562,452

Cash and cash equivalents at end of period         $ 2,325,686    $ 1,729,149




Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1995 and the results of operations and cash flows for the six months ended May 31, 1995 and 1994 and the statement of partners' capital (deficit) for the six months ended May 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

As of May 31, 1995, the Partnership had cash and short-term investments of $2,325,686 which were invested in unaffiliated money market accounts. The increase of $324,151 from November 30, 1994 is attributable to net cash provided by operating activities exceeding cash distributions to the Limited Partners and additions to real estate.

Other assets decreased from $146,233 at November 30, 1994 to $136,943 at May 31, 1995, primarily due to a decrease in rent receivable.

Accounts payable and accrued expenses increased from $86,485 at November 30, 1994 to $102,123 at May 31, 1995. The increase is primarily attributable to the timing of payments for property appraisals, legal fees and real estate taxes.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash from operations is distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. On or about July 17, 1995, the Partnership will pay a distribution of net cash from operations of $8.15 per unit for the quarter ended May 31, 1995.

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

Results of Operations

Partnership operations resulted in net income of $399,033 and $799,091 for the three and six months ended May 31, 1995, respectively, compared with $384,663 and $725,576 for the corresponding periods in fiscal 1994. The improvement in operating results for 1995 is primarily attributable to an increase in rental income and interest income, partially offset by higher property operating and general and administrative expenses.

Rental income totaled $850,069 and $1,701,172 for the three and six months ended May 31, 1995, respectively, compared with $834,554 and $1,645,931 for the corresponding periods in fiscal 1994. The increase in rental income can be attributed in part to higher occupancy, particularly at the Mechanicsville facility, as well as increased rental rates at several of the Partnership's properties.

Property operating expenses totaled $280,013 and $555,994 for the three and six months ended May 31, 1995, respectively, compared with $266,581 and $545,255 for the corresponding periods in fiscal 1994. The increase is primarily due to higher costs for routine repairs and maintenance. General and administrative expenses totaled $38,964 and $75,745 for the three and six months ended May 31, 1995, respectively, compared with $31,817 and $70,665 for the corresponding periods in fiscal 1994. The increase in 1995 reflects higher expenses for audit fees, legal fees and printing and postage.

The average weighted occupancy at the Partnership's properties was 90% at May 31, 1995, compared with 91% at May 31, 1994.



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



                                    HUTTON/GSH AMERICAN STORAGE PROPERTIES, L.P.

                                    BY:  STORAGE SERVICES INC.
                                         General Partner





Date:  July 14, 1995                BY:     s/Paul L. Abbott/
                                    Name:   Paul L. Abbott
                                    Title:  Director, President, Chief
                                            Executive Officer and Chief
                                            Financial Officer