Form 10-Q
period 1995-08-31
HUTTON GSH AMERICAN STORAGE PROPERTIES LP
filed 1995-10-16
CIK 769330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended August 31, 1995

                                          OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to

Commission file number: 0-15550


                       AMERICAN STORAGE PROPERTIES, L.P.
            (formerly Hutton/GSH American Storage Properties, L.P.)
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


Consolidated Balance Sheets

                                                   August 31,     November 30,
Assets                                                  1995             1994

Self-service storage facilities, at cost:
      Land                                      $  3,756,319     $  3,756,319
      Buildings and improvements                  16,045,130       16,005,525

                                                  19,801,449       19,761,844

Less accumulated depreciation                     (5,845,738)      (5,353,132)

                                                  13,955,711       14,408,712

Cash and cash equivalents                          2,505,060        2,001,535
Other assets                                         150,847          146,233

      Total Assets                              $ 16,611,618     $ 16,556,480

Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $    141,080     $     86,485
  Due to affiliates                                   26,610           35,157
  Security deposits                                   13,412           15,804
  Advance rent                                       122,421          114,524
  Distribution payable                               408,576          408,576

      Total Liabilities                              712,099          660,546

Partners' Capital (Deficit):
  General Partners                                  (124,147)        (119,221)
  Limited Partners                                16,023,666       16,015,155

      Total Partners' Capital                     15,899,519       15,895,934

Total Liabilities and Partners' Capital         $ 16,611,618     $ 16,556,480



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1995

                                      General         Limited
                                     Partners        Partners           Total

Balance at December 1, 1994     $    (119,221)  $  16,015,155   $  15,895,934
Net income (loss)                      (4,926)      1,236,313       1,231,387
Cash distributions                          0      (1,227,802)     (1,227,802)

Balance at August 31, 1995      $    (124,147)  $  16,023,666   $  15,899,519



Consolidated Statements of Operations

                                Three months ended          Nine months ended
                                    August 31,                  August 31,
Income                          1995          1994          1995          1994

Rent                     $   899,280   $   858,615   $ 2,600,452   $ 2,504,546
Interest                      33,035        14,851        91,013        34,872

Total Income                 932,315       873,466     2,691,465     2,539,418

Expenses

Property operating           297,904       249,262       853,898       794,517
Depreciation                 164,286       162,658       492,606       487,114
General and administrative    37,829        37,222       113,574       107,887

    Total Expenses           500,019       449,142     1,460,078     1,389,518

    Net Income           $   432,296   $   424,324   $ 1,231,387   $ 1,149,900

Net Income (Loss) Allocated:

To the General Partners  $    (1,643)  $    (1,626)  $    (4,926)  $    (4,871)
To the Limited Partners      433,939       425,950     1,236,313     1,154,771

                         $   432,296   $   424,324   $ 1,231,387   $ 1,149,900

Per limited partnership
unit (50,132 outstanding)     $ 8.65        $ 8.49       $ 24.66       $ 23.03



Consolidated Statements of Cash Flows
For the nine months ended August 31, 1995 and 1994

Cash Flows from Operating Activities:                     1995            1994

Net income                                         $ 1,231,387     $ 1,149,900
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                       492,606         487,114
    Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
        Other assets                                    (4,614)        (23,973)
        Accounts payable and accrued expenses           54,595          29,030
        Due to affiliates                               (8,547)          1,256
        Security deposits                               (2,392)         (3,988)
        Advance rent                                     7,897          12,196

Net cash provided by operating activities            1,770,932       1,651,535

Cash Flows from Investing Activities:

    Additions to real estate                           (39,605)        (84,646)

Net cash used for investing activities                 (39,605)        (84,646)

Cash Flows from Financing Activities:

    Distributions paid                              (1,227,802)     (1,225,727)

Net cash used for financing activities              (1,227,802)     (1,225,727)

Net increase in cash and cash equivalents              503,525         341,162
Cash and cash equivalents at beginning of period     2,001,535       1,562,452

Cash and cash equivalents at end of period         $ 2,505,060     $ 1,903,614



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1994 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1995 and the results of operations and cash flows for the nine months ended August 31, 1995 and 1994 and the statement of partners' capital (deficit) for the nine months ended August 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of August 31, 1995, the Partnership had cash and short-term investments of $2,505,060 which were invested in unaffiliated money market accounts. The increase of $503,525 from November 30, 1994 is attributable to net cash provided by operating activities exceeding cash distributions to the Limited Partners and additions to real estate.

Accounts payable and accrued expenses increased from $86,485 at November 30, 1994 to $141,080 at August 31, 1995. The increase is primarily attributable to the timing of payments for property appraisals, legal fees and real estate taxes.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash flow from operations is distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. On or about October 23, 1995, the Partnership will pay a distribution of net cash flow from operations of $8.15 per unit for the quarter ended August 31, 1995.

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

Results of Operations

Partnership operations resulted in net income of $432,296 and $1,231,387 for the three and nine months ended August 31, 1995, respectively, compared with $424,324 and $1,149,900 for the corresponding periods in fiscal 1994. The improvement in operating results for 1995 is primarily attributable to an increase in rental income and interest income, partially offset by higher property operating expenses.

Rental income totaled $899,280 and $2,600,452 for the three and nine months ended August 31, 1995, respectively, compared with $858,615 and $2,504,546 for the corresponding periods in fiscal 1994. The increase in rental income can be attributed in part to increased rental rates at several of the Partnership's properties, as well as higher occupancy levels at certain properties, particularly the Mechanicsville facility. Interest income totaled $33,035 and $91,013 for the three and nine months ended August 31, 1995, respectively, compared with $14,851 and $34,872 for the corresponding periods in fiscal 1994. The increases for the 1995 periods are primarily due to higher interest rates through 1995 as well as higher cash balances maintained by the Partnership in 1995 compared to 1994.

Property operating expenses totaled $297,904 and $853,898 for the three and nine months ended August 31, 1995, respectively, compared with $249,262 and $794,517 for the corresponding periods in fiscal 1994. The increase is primarily due to higher costs for routine repairs and maintenance. General and administrative expenses totaled $37,829 and $113,574 for the three and nine months ended August 31, 1995, respectively, largely unchanged from $37,222 and $107,887 for the corresponding periods in fiscal 1994.

The average weighted occupancy at the Partnership's properties was 92% at August 31, 1995, compared with 93% at August 31, 1994.



PART II     OTHER INFORMATION


Items 1-4   Not applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to American Storage Properties, L.P. to delete any reference to "Hutton."

Item 6      Exhibits and reports on Form 8-K.

            (a)     Exhibits

                    (27)    Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					AMERICAN STORAGE PROPERTIES, L.P.

                                        BY:    STORAGE SERVICES INC.
                                               General Partner



Date:  October 16, 1995                 BY:    s/Paul L. Abbott/
                                        Name:  Paul L. Abbott
                                        Title: Director, President, Chief
                                               Executive Officer and Chief
                                               Financial Officer