Form 10-K
period 1995-11-30
HUTTON GSH AMERICAN STORAGE PROPERTIES LP
filed 1996-02-28
CIK 769330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended November 30, 1995 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

Commission file number:  0-15550


                       AMERICAN STORAGE PROPERTIES, L.P.
            (formerly Hutton/GSH American Storage Properties, L.P.)
              Exact name of registrant as specified in its charter


          Virginia                                         11-2741889
 State or other jurisdiction of incorporation           I.R.S. Employer
                                                       Identification No.

ATTN:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York        10285
Address of principal executive offices                         zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    (x)

Documents Incorporated by Reference:

The Prospectus of the Registrant dated September 9, 1985, as supplemented by the Prospectus Supplement dated May 16, 1986, filed pursuant to Rules 424(b) and 424(c), respectively, is incorporated by reference in Part III of this Annual Report on Form 10-K.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under Item 14.



                                     PART I

Item 1.  Business

(a) General
American Storage Properties, L.P. (the "Registrant" or "Partnership"), formerly Hutton/GSH American Storage Properties, L.P. (see Item 10. "Certain Matters Involving Affiliates"), is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated
May 15, 1985 (the "Partnership Agreement"), of which Storage Services, Inc. ("Storage Services"), formerly Hutton Storage Services, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and Goodman Segar Hogan/American Storage Properties Associates, A California Limited Partnership ("ASP Associates") are the general partners (together, the "General Partners"). The Registrant is engaged in the business of acquiring, operating and holding for investment self-service storage facilities (the "Properties"), including all necessary or appropriate ancillary or appurtenant properties and facilities, and any and all other activities related, necessary, appropriate or incidental thereto. Information regarding the Properties is incorporated by reference to
Note 5 "Self-service Storage Facilities" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under
Item 14.

Commencing September 9, 1985, the Registrant began the offering of Partnership units (the "Units") with two separate closings occurring on May 6, 1986 and July 22, 1986. Upon termination of the offering, the Registrant had accepted subscriptions for 50,132 Units for aggregate gross proceeds of $25,066,000. After deducting organization and offering expenses and initial working capital reserves, approximately $21,450,000 was available for investment in self-service storage facilities. $19,500,000 of such proceeds has been invested in seven self-service storage facilities and in two limited partnerships, each of which owns a self-service storage facility. The Registrant's commitments for the purchase of the Properties were fully funded by November 30, 1986.

Funds held as a working capital reserve may be invested in bank certificates of deposit, money market funds or other similar highly liquid, short-term investments where there is appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

   (1) Distributions of Net Cash From Operations derived from rental income;

   (2) Capital appreciation; and

   (3) Preservation and protection of capital.

Distribution of Net Cash From Operations is the Registrant's objective during its operational phase, while preservation and appreciation of capital are the Registrant's long-term objectives. The attainment of the Registrant's investment objectives depends on many factors, including the successful management of the operations of its Properties and future economic conditions in the United States and in the localities in which the Registrant's Properties are located.

For information regarding the marketing of the Partnership's facilities, please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

Users of self-storage facilities are primarily individuals, large and small businesses and professional offices. Spaces are usually rented on a month-to-month basis, although business tenants often have longer-term leases. The typical occupancy period for a tenant is less than one year. Rental periods tend to be longer in successful facilities that have been in operation for a number of years than in newer facilities.

(b) Seasonality
Typically, the self-service storage industry experiences seasonal fluctuations, with the peak demand occurring during the warmer months.

(c) Competition
The Registrant's self-service storage facilities face significant competition from other similar facilities in the vicinities in which they are located and such competition has been increasing in recent years. Competition may continue to increase because entry into the self-service storage market is accessible in comparison to entry into other types of real estate investment. The Registrant's facilities may face competition from persons who have greater financial resources than the Registrant, and also from similar facilities owned or operated by the General Partners, their Affiliates or the property managers managing the Registrant's facilities. Furthermore, various limited partnerships could in the future be formed by Affiliates of the General Partners to engage in business which may be competitive with the Registrant.

(d) Employees
The Registrant's business is managed by the General Partners and the Registrant has no employees.


Item 2.  Properties

A description of the Properties owned by the Registrant is incorporated by reference to Note 5 "Self-service Storage Facilities" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under
Item 14.


Item 3.	Legal Proceedings

Neither the Registrant nor any of the Properties is subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended November 30, 1995, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Registrant's Limited Partnership Units and Related Stockholder Matters

(a) Market Information - No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b) Number of Unitholders - As of November 30, 1995, the number of holders of Units was 2,698.

(c) Dividends - Distributions of Net Cash From Operations are made quarterly, from rental income with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments. Information regarding quarterly cash distributions is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of November 30, 1995, the Partnership had cash and cash equivalents of $2,667,352 which were invested in money market accounts. The increase of $665,817 from November 30, 1994 is attributable to net cash provided by operating activities exceeding amounts used to fund additions to real estate and cash distributions to the Limited Partners.

Accounts payable and accrued expenses increased from $86,485 at November 30, 1994 to $120,589 at November 30, 1995. The increase is primarily attributable to the timing of payments for property appraisals, legal fees and real estate taxes.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash from operations is distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. The Partnership has made quarterly distributions to the Limited Partners totalling $1,691,955 with respect to the four quarters ended November 30, 1995, an increase of $57,651 from the prior year. Due to improving Partnership operations and the relatively stable weighted average occupancy of the Partnership's nine properties, the General Partners were able to increase the quarterly cash distribution rate in the fourth quarter of 1995 from its previous level of $8.15 per Unit to $9.30 per Unit. The General Partners received no cash distributions in fiscal years 1995 and 1994.

The Partnership acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provide that net cash from operations of these two properties will be distributed each quarter 100% to the Partnership until the Partnership has received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations will be distributed 85% to the Partnership and 15% to the Limited Partner. The Preferred Return for Fern Park was satisfied during the third quarter of fiscal 1995 and the balance of net cash from operations was distributed according to the guidelines stated above. The minority share of $16,058 is recorded as minority interest expense in the Partnership's financial statements. Of this amount, $13,985 was payable to the Limited Partner as of November 30, 1995.

Certain age-related repairs and capital improvements which are required at the properties are being funded from the Partnership's cash reserves and cash flow from operations. Future cash distributions will depend on the adequacy of cash flow from operations and the level of cash reserves following capital improvements and could be reduced should market conditions negatively impact occupancy or rental rates. The amount of future cash distributions to the Limited Partners will be determined quarterly following a review of the Partnership's operations and cash requirements.

Given the improvement of the self-storage industry in recent years, combined with the strong performance of the Partnership's nine storage facilities, the General Partners have begun marketing the facilities for sale. The objective is to maximize the selling price of the properties and distribute the sales proceeds to Limited Partners. While it is the General Partners' goal to sell the properties prior to the end of 1996 and while the General Partners are engaged in discussions with potential buyers, there is no assurance any of the properties will be sold or that any particular price can be obtained.

In response to a request from an unaffiliated third party to receive a list of the Partnership's Unitholders, the Partnership entered into a letter agreement, dated February 9, 1996, pursuant to which the Partnership furnished the list and such third party agreed not to purchase more than 5% of the outstanding Units in the open market or more than 25% of the outstanding Units pursuant to a tender offer filed with the Securities and Exchange Commission.

Results of Operations

1995 versus 1994

Partnership operations resulted in net income of $1,638,214 for the year ended November 30, 1995, compared with $1,553,098 for the year ended November 30, 1994. The higher net income in 1995 is primarily attributable to an increase in rental and interest income partially offset by higher property operating expenses.

Rental income totalled $3,494,224 for the year ended November 30, 1995, compared to $3,363,560 for the year ended November 30, 1994. The increase in rental income can be attributed in part to increased rental rates at several of the Partnership's properties, particularly the Mechanicsville and Midlothian facilities, as well as higher occupancy levels at certain properties, particularly Hampton, Mechanicsville and Widgeon. Interest income totalled $126,270 for the year ended November 30, 1995, compared to $56,620 for the year ended November 30, 1994. The increase is primarily due to higher interest rates earned in 1995 as well as higher cash balances maintained by the Partnership in 1995 compared to 1994.

Property operating expenses totalled $1,153,216 for the year ended November 30, 1995, compared with $1,066,654 for the year ended November 30, 1994. The increase is primarily due to higher costs for routine repairs and maintenance, and higher payroll costs incurred at the Virginia properties. In addition, the Partnership recognized higher real estate tax expense in 1995.

General and administrative expenses totalled $155,796 for the year ended November 30, 1995, largely unchanged from $149,076 for the year ended November 30, 1994.

1994 versus 1993

Partnership operations resulted in net income of $1,553,098 for the year ended November 30, 1994, compared with $1,399,148 for the year ended November 30, 1993. The higher net income in 1994 is primarily attributable to an increase in rental income partially offset by higher property operating expenses.

Rental income totalled $3,363,560 for the year ended November 30, 1994, compared to $3,115,039 for the year ended November 30, 1993. The increase is primarily attributable to higher occupancies at all Virginia properties, as well as increased rental rates at the Virginia properties, particularly Mechanicsville, Arrowhead and Widgeon.

Property operating expenses totalled $1,066,654 for the year ended November 30, 1994, compared with $950,280 for the year ended November 30, 1993. The increase in 1994 is attributed primarily to an increase in repairs and maintenance and management fees, and higher payroll costs incurred at the Virginia properties associated with performance bonuses paid to on-site managers. In addition, the Partnership recognized higher real estate tax expense in 1994.

General and administrative expenses totalled $149,076 for the year ended November 30, 1994, compared with $152,353 for the year ended November 30, 1993. The decrease in 1994 is primarily attributable to lower transfer agent fees and appraisal costs recognized in 1994, which were partially offset by an increase in professional fees.

The average occupancy rate and average effective annual rental rate per square foot for the Properties are presented below for the year ended November 30 of the indicated years.

                         Average Occupancy          Average Rental Rate

                       1995    1994    1993        1995    1994    1993

     Chesapeake         88%     94%     83%       $5.76   $5.28   $4.66

     Fern Park          86      90      94         7.39    7.32    6.75

     Hampton            93      89      80         7.19    6.65    5.83

     Norfolk
     (Widgeon)          97      95      87         6.62    6.07    5.22

     Oak Ridge          91      90      92         6.28    6.03    5.67

     Richmond
     (Mechanicsville)   95      91      76         7.65    6.43    5.00

     Richmond
     (Midlothian)       78      78      73         6.45    4.94    4.50

     Roanoke            93      94      89         6.47    5.72    5.34

     Virginia Beach
     (Arrowhead)        95      97      93         6.61    6.84    5.77

     Weighted Average   91%     90%     85%       $6.71   $6.16   $5.38

Occupancy rates have been determined by dividing actual rental income received by scheduled rental income (assuming full occupancy at full scheduled rates) for the indicated calendar period. Average effective annual rent per square foot for the facilities is determined by dividing actual rental income received by net rentable area (in square feet).


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Storage Services Inc. Storage Services Inc. ("Storage Services"), formerly Hutton Storage Services, Inc., is a Delaware corporation formed on April 29, 1985. The names of and the positions held by the directors and executive officers of Storage Services are set forth below. There are no family relationships between any officers and directors listed below.

Certain officers and directors of Storage Services are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from losses through foreclosure.

     Name                      Office

     Paul L. Abbott            Director, President, Chief Executive Officer
                               and Chief Financial Officer
     James L. Greig            Vice President
     Robert J. Hellman         Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

James L. Greig, 47, Vice President, joined Lehman Brothers in 1987, and is engaged in asset management for commercial and residential real estate. From 1984 to 1987, Mr. Greig was a Regional Vice President of the asset management arm of Integrated Resources, Inc. From 1980 to 1984, he was a Vice President of Landauer Associates, Inc., real estate consultants, where he managed the real property investments of overseas and domestic pension funds and was involved in various assignments for major mortgage lenders. He was employed in the real estate and mortgage loan area of New York Life Insurance Company from 1978 to 1980, and with Helmsley-Spear, Inc. from 1973 to 1978. Mr. Greig received a B.A. degree from Syracuse University, and an M.A. from New York University. He holds a Certified Property Manager (CPM) designation from the Institute of Real Estate Management.

Robert J. Hellman, 41, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail and commercial real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

ASP Associates ASP Associates is a California limited partnership formed on May 14, 1985, the sole general partner of which is American Storage Properties, Inc. ("ASP, Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. ("GSH"). The names of and the positions held by the directors and executive officers of ASP, Inc. are as set forth below.

     Name                      Office

     Robert M. Stanton         Chairman of the Board
     Mark P. Mikuta            President
     John L. Cote              Vice President and Treasurer
     Julie R. Adie             Vice President and Secretary

Robert M. Stanton, 57, is the retired Chairman and Chief Executive Officer of GSH, a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined GSH in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute
(ULI) and is a past Trusted and State Director of the International Council of Shopping Centers (ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman o f American Storage Properties, L.P. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he has served as Rector of the Board of Visitors.

Mark P. Mikuta, 37, is Chief Financial Officer of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 to 1987 and an accountant with Coopers & Lybrand from 1977 to 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

John L. Cote, 51, is a Vice President of GSH and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). He heads that company's Asset Management Division, where he is responsible for a portfolio of office, retail and industrial properties throughout the southeastern United States. Prior to joining GSHH, Mr.Cote was Vice President of Armada-Hoffler Holding, Co., a real estate developer and construction company located in Chesapeake, Virginia. He was employed by Armada-Hoffler from 1979 through 1993. He holds a B.S. in Political Science from the University of Southern Mississippi.

Julie R. Adie, 41, is a Vice President of GSH and a Vice President of GSHH.
She is responsible for investment management of a commercial real estate portfolio for GSHH's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.


Certain Matters Involving Affiliates

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman"). The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to American Storage Properties, L.P. to delete any reference to "Hutton." Additionally, effective July 31, 1993, the Hutton Storage Services, Inc. general partner changed its name to Storage Services Inc. to delete any reference to "Hutton."

On August 1, 1993, Goodman Segar Hogan, Incorporated ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler were also obtained by GSHH. The general partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of Armada/Hoffler ("HK"), with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. The transaction did not affect the ownership of the ASP, Inc. general partner.


Item 11.  Executive Compensation

Neither of the General Partners of the Registrant nor any of the directors and officers of the General Partners or their affiliates received any compensation from the Registrant during 1995. See Item 13 below with respect to a description of certain costs of the General Partners and their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. Neither of the General Partners of the Registrant nor any of the directors and officers of their Affiliates owns any Units.


Item 13.  Certain Relationships and Related Transactions

The General Partners and their Affiliates have received substantial fees and compensation for managing the Properties pursuant to the Partnership Agreement. Such fees and compensation were not determined in arm's-length negotiations. For a description of all the types of compensation, fees, or other distributions that may or will be paid by the Registrant or others to the General Partners or their Affiliates in connection with the operations of the Registrant, reference is made to the material contained on pages 13 through 17 of the Prospectus, under the section captioned "Compensation and Fees", and pages 77 through 79 of the Prospectus under the section captioned "Offering and Sale of the Units" which sections are incorporated herein by reference thereto.

Storage Services and ASP Associates did not receive any cash distributions from Net Cash From Operations during fiscal year 1995 in accordance with the terms of the Partnership Agreement. Please refer to Note 3 "Partnership Agreement" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under Item 14.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page A-19 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly The Shareholder Services Group) provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by a former subsidiary of Lehman. Pursuant to such provision, during the year ended November 30, 1995, the General Partners and their affiliates were entitled to receive reimbursements aggregating $78,715. As of November 30, 1995, $25,193 of this amount had been paid to the General Partners with the remaining $53,522 still to be paid. Please refer to Note 4 "Transactions with Related Parties" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under
Item 14.


                                    PART IV


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

   (a) (1) Financial Statements:                                       Page

           Independent Auditors' Report

              Report of Arthur Andersen LLP.                           (1)

           Consolidated Balance Sheets - At November 30, 1995
            and 1994                                                   (1)

           Consolidated Statements of Income - For the years
            ended November 30, 1995, 1994 and 1993                     (1)

           Consolidated Statements of Partners' Capital
            (Deficit) - For the years ended November 30, 1995,
            1994 and 1993                                              (1)

           Consolidated Statements of Cash Flows - For the years
            ended November 30, 1995, 1994 and 1993                     (1)

           Notes to Consolidated Financial Statements                  (1)

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, which is filed as an exhibit under Item 14.

   (a) (2) Financial Statement Schedules:

           Independent Auditor's Report on Schedule III and Schedule III - Real
            Estate and Accumulated Depreciation.

           No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

   (a) (3) Exhibit Index

     3.1 Form of Amended and Restated Certificate and Agreement of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, File No. 2-98071)

     3.2 First Amendment to Amended and Restated Certificate and Agreement of Limited Partnership (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, File No. 2-98071)

     3.3 Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, File No. 2-98071)

    10.1 Form of Management Agreement to be entered into between the Registrant and any Affiliate providing certain services to the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11, File No. 2-98071)

    13.1   Annual Report to Unitholders for the year ended November 30, 1995

    27.1   Financial Data Schedule

    99.1 Portions of the prospectus of the Registrant dated September 9, 1985, as supplemented by the Prospectus Supplement dated May 16, 1986, files pursuant to Rules 424(b) and 424(c), respectively

   (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1995:

           None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN STORAGE PROPERTIES, L.P.

                                   BY:     Goodman Segar Hogan/American
                                           Storage Properties Associates,
                                           a California Limited Partnership
                                           General Partner


                                   BY:     American Storage Properties, Inc.
                                           General Partner




Date:  February 28, 1996           BY:     s/Robert M. Stanton/
                                 Name:     Robert M. Stanton
                                Title:     Chairman of the Board




                                   BY:     Storage Services, Inc.
                                           General Partner


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



                                   STORAGE SERVICES, INC.
                                   A General Partner




Date:  February 28, 1996           BY:     s/Paul L. Abbott/
                                 Name:     Paul L. Abbott
                                Title:     Director, President, Chief Executive
                                           Officer and Chief Financial Officer


Date:  February 28, 1996           BY:     s/James L. Greig/
                                 Name:     James L. Greig
                                Title:     Vice President


Date:  February 28, 1996           BY:     s/Robert J. Hellman/
                                 Name:     Robert J. Hellman
                                 Title:    Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   GOODMAN SEGAR HOGAN/AMERICAN STORAGE
                                   PROPERTIES ASSOCIATES
                                   A California Limited Partnership
                                   A General Partner


                                   BY:     American Storage Properties, Inc.
                                           General Partner


Date:  February 28, 1996           BY:     s/Robert M. Stanton/
                                 Name:     Robert M. Stanton
                                Title:     Chairman of the Board



Date:  February 28, 1996           BY:     s/Mark P. Mikuta/
                                 Name:     Mark P. Mikuta
                                Title:     President


Date:  February 28, 1996           BY:     s/John L. Cote/
                                 Name:     John L. Cote
                                Title:     Vice President and Treasurer


Date:  February 28, 1996           BY:     s/Julie R. Adie/
                                 Name:     Julie R. Adie
                                Title:     Vice President and Secretary




                                  EXHIBIT 13.1



                       AMERICAN STORAGE PROPERTIES, L.P.
                               1995 ANNUAL REPORT



American Storage Properties, L.P. (the "Partnership"), formerly Hutton/GSH American Storage Properties, L.P., was formed in 1985 to acquire, operate and hold for investment self-storage facilities. A total of $19,500,000 was invested in nine properties. The average occupancy levels of each of the Partnership's self-storage facilities for the years ended November 30, 1995 and 1994 were as follows:


                                                                Average
                                        Rentable               Occupancy
Property           Location              Spaces           1995           1994

Arrowhead          Virginia Beach, VA      228             95%            97%
Chesapeake         Chesapeake, VA          439             88%            94%
Hampton            Hampton, VA             657             93%            89%
Mechanicsville     Richmond, VA            604             95%            91%
Midlothian         Richmond, VA            651             78%            78%
Roanoke            Roanoke, VA             449             93%            94%
Widgeon            Norfolk, VA             518             97%            95%
Fern Park          Fern Park, FL           761             86%            90%
Oak Ridge          Orlando, FL             589             91%            90%

Weighted Average Occupancy                                 91%            90%





     Administrative Inquiries           Performance Inquiries/Form 10-Ks
     Address Changes/Transfers          First Data Investor Services Group
     Service Data Corporation           P.O. Box 1527
     2424 South 130th Circle            Boston, Massachusetts 02104-1527
     Omaha, Nebraska 68144              Attn:  Financial Communications
     800-223-3464 (select option 1)     800-223-3464 (select option 2)







                                    Contents

                          1   Message to Investors
                          4   Consolidated Financial Statements
                          7   Notes to Consolidated Financial Statements
                         11   Report of Independent Public Accountants
                         12   Net Asset Valuation


                              MESSAGE TO INVESTORS

Real estate markets in general continued to improve during 1995, with self-storage emerging as one of the strongest industry sectors. Operations at the Partnership's facilities have benefitted from this overall improvement, as the weighted average occupancy at the Partnership's nine properties increased slightly to 91% for the year ended November 30, 1995 compared with 90% in 1994. Moreover, higher rental income earned by the Partnership enabled the General Partners to increase the quarterly cash distribution for the fourth quarter of 1995 to $9.30 per Unit from its previous level of $8.15 per Unit.
Additional information regarding cash distributions is included on page 2 of this report.

                                    Overview

The performance of the national self-storage industry remained strong throughout 1995, as increased rental rates and stable occupancy levels translated to overall higher profits. However, the sustained health of U.S. storage markets has encouraged the development of new facilities to slowly resume. While this is expected to intensify competition, many market analysts believe it is unlikely that construction will return to the levels of the late 1980s. According to industry publication Inside Self-Storage, developers and lenders are more selective in choosing a location and building a quality facility and managing it effectively. Even with the additional supply entering the market, the flat occupancy levels of 1995 indicate that demand is also increasing as new projects are being absorbed. Furthermore, the 1995-1996 Annual Self-Storage Almanac reported that many analysts expect that the self-storage sector will continue to strengthen during 1996, with average projections of a 4.7% gain in overall occupancy rates.

As a result of the improving market conditions and the strong operating performance of the Partnership's nine storage facilities, the General Partners have begun marketing the facilities for sale. Our objective is to maximize the selling price of the properties and distribute the sales proceeds to limited partners. While our goal is to sell the properties prior to the end of 1996 and while we are engaged in discussions with potential buyers, there is no assurance any of the properties will be sold or that any particular price can be obtained. We will inform you of any significant developments in future correspondence.

                             Portfolio Performance

                            The Virginia Properties

Aggressive and responsive management has been instrumental to the positive performance of the Partnership's Virginia facilities over the last several years. Management has strived to consistently provide clientele with optimum service by adjusting quickly to meet the needs of tenants and proactively implementing capital upgrades to ensure that the properties offer conveniences comparable to those of newer facilities. This approach has led to a weighted average occupancy at the Virginia properties of 91% in 1995, unchanged from 1994. Management's strategy for enhancing revenues during 1995 also included the implementation of rental rate increases at several properties and the minimal use of discounting on select unit sizes.

During 1995, new storage facilities opened near the Widgeon and Chesapeake properties, and the Mechanicsville facility will face new competition early in 1996. We currently anticipate that the impact of these competitors will be minimal, given the strength of these markets.

                             The Florida Properties

Many of the strategies utilized at the Virginia properties have also been effective at the Partnership's two facilities located in Florida. Given the competitive conditions in the Florida self-storage markets, an adaptable management style has been critical in solidifying the respective market positions of the Oak Ridge and Fern Park properties. During 1995, management instituted rental rate increases at both properties in an effort to boost revenues. This approach was successful at the Oak Ridge facility, where occupancy rates remained high. However, due to the closing of a local military base during the second half of 1995, the Fern Park facility experienced a 4% decline in average occupancy for the year. Nonetheless, revenue at the property declined only slightly, and operations are expected to remain stable during 1996.


                             Property Improvements

An ongoing program of maintenance and capital improvements is intrinsic to our strategy for consistently providing a high-quality product and competing effectively with newer self-storage facilities. Upgrades completed at the Partnership's properties during 1995 included the installation of 120 new doors at the Arrowhead facility and painting the building's exterior. Twenty doors were replaced at the Widgeon facility, and further steps were taken to increase sales and service to clients by establishing a customer service counter in the property's management office. Other projects undertaken during the year include roof repairs at the Hampton and Midlothian properties, and the installation of controlled access security gates at the Arrowhead, Hampton and Chesapeake facilities. The General Partners remain committed to making cost-effective upgrades to each of the properties in order to enhance the long-term value of the facilities and will consider improvements for 1996 depending on the outcome of our marketing efforts.


                               Cash Distributions

The Partnership paid total cash distributions of $33.75 per $465 Unit for the year ended November 30, 1995, including a fourth quarter distribution in the amount of $9.30 per Unit paid to Limited Partners on January 19, 1996. As previously reported, due to improving operations at the Partnership's nine properties, the General Partners were able to increase the quarterly cash distribution rate in the fourth quarter of 1995 from its previous level of $8.15 per Unit. Cash distributions for 1995 were funded solely by cash flow from operations. Cumulative cash distributions as of year-end 1995 totalled $367.22 and $358.85 per Unit for first and second close investors, respectively. These amounts include a $35 per Unit return of capital paid to investors in 1987. The level of future cash distributions will be reviewed and determined on a quarterly basis.


Quarterly Cash Distributions Per Limited Partnership Unit

             First         Second          Third         Fourth
           Quarter        Quarter        Quarter        Quarter        Total

1994        $ 8.15         $ 8.15         $ 8.15         $ 8.15      $ 32.60
1995        $ 8.15         $ 8.15         $ 8.15         $ 9.30      $ 33.75


                              Financial Highlights

For the year ended November 30, 1995, Partnership operations resulted in total income of $3,620,494 and net income of $1,638,214, compared with total income of $3,420,180 and net income of $1,553,098 for the year ended November 30, 1994. The increases in both total income and net income during 1995 are primarily attributable to a 4% increase in rental income resulting from higher rental rates at several of the Partnership's properties, particularly the Mechanicsville and Midlothian facilities, as well as higher occupancy levels at certain properties, combined with a minimal use of rental concessions. In addition, cash flow, which is determined by adding back the non-cash expense of depreciation to net income, increased from $2,204,450 for the year ended November 30, 1994 to $2,295,424 for the year ended November 30, 1995, largely due to higher rental and interest income.

Selected Partnership financial data for the years ended November 30, 1995, 1994, 1993, 1992 and 1991 are shown on the chart on the following page. This data should be read in conjunction with the Partnership's financial statements included in this report.


Selected Financial Data
For the periods ended November 30,
(dollars in thousands except per Unit data)
                               1995       1994       1993       1992       1991

Total Income                $ 3,620    $ 3,420    $ 3,147    $ 2,952    $ 2,857

Net Income                    1,638      1,553      1,399      1,129      1,051

Total Assets at Period-end   16,625     16,556     16,629     16,875     17,436

Net Income per Limited
  Partnership Unit            32.81      31.11      28.04      22.65      21.10

Cash Distributions per
  Limited Partnership
  Unit *                      33.75      32.60      32.60      32.60      32.60

* As approved for payment during the 12 months ended November 30.


                                    Summary

Given the consistently strong performance of the Partnership's nine storage facilities and the overall healthy industry conditions for storage properties nationwide, we believe that the properties are well-positioned in their respective markets. In light of these factors, the General Partners have begun marketing the facilities for sale. However, there can be no assurance that any sales will be completed or that any particular price for the properties can be obtained. In the interim, the General Partners will continue to effectively manage the Partnership's properties by seeking to maintain high occupancy levels and implementing rental rate increases as conditions permit in order to maximize profitability. We will keep you updated on significant developments affecting your investment in future reports.

Sincerely,

s/Paul L. Abbott/                    s/Robert M. Stanton/

Paul L. Abbott                       Robert M. Stanton
President                            Chairman
Storage Services Inc.                American Storage Properties, Inc.
                                     General Partner of Goodman Segar Hogan/
                                       American Storage Properties Associates



February 28, 1996




Consolidated Balance Sheets November 30, 1995 and 1994

Assets                                                    1995           1994

Self-service storage facilities, at cost:
  Land                                            $  3,756,319    $  3,756,319
  Buildings and improvements                        16,061,509      16,005,525

                                                    19,817,828      19,761,844
  Less accumulated depreciation                     (6,010,342)     (5,353,132)

                                                    13,807,486      14,408,712
Cash and cash equivalents                            2,667,352       2,001,535
Other assets                                           149,923         146,233

    Total Assets                                  $ 16,624,761    $ 16,556,480


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses           $    120,589    $     86,485
  Due to affiliates                                     53,522          35,157
  Security deposits                                     13,050          15,804
  Advance rent                                         115,194         114,524
  Distribution payable                                 466,228         408,576

    Total Liabilities                                  768,583         660,546

Minority interest                                       13,985               0

Partners' Capital (Deficit):
  General Partners                                    (125,793)       (119,221)
  Limited Partners                                  15,967,986      16,015,155

    Total Partners' Capital                         15,842,193      15,895,934

    Total Liabilities and Partners' Capital       $ 16,624,761    $ 16,556,480




Consolidated Statements of Operations
For the years ended November 30, 1995, 1994 and 1993

Income                                      1995           1994           1993

Rent                                 $ 3,494,224    $ 3,363,560    $ 3,115,039
Interest                                 126,270         56,620         32,176

  Total Income                         3,620,494      3,420,180      3,147,215

Expenses

Property operating                     1,153,216      1,066,654        950,280
Depreciation                             657,210        651,352        645,434
General and administrative               155,796        149,076        152,353

  Total Expenses                       1,966,222      1,867,082      1,748,067

Income before minority interest        1,654,272      1,553,098      1,399,148
Minority interest                        (16,058)             0              0

  Net Income                         $ 1,638,214    $ 1,553,098    $ 1,399,148

Net Income (Loss) Allocated:

To the General Partners              $    (6,572)   $    (6,514)   $    (6,454)
To the Limited Partners                1,644,786      1,559,612      1,405,602

                                     $ 1,638,214    $ 1,553,098    $ 1,399,148

Per limited partnership unit
  (50,132 outstanding)                   $ 32.81        $ 31.11        $ 28.04



Consolidated Statements of Partners' Capital (Deficit)
For the years ended November 30, 1995, 1994 and 1993

                                     General          Limited
                                    Partners         Partners            Total

Balance at December 1, 1992      $  (106,253)   $  16,318,549    $  16,212,296
Net income (loss)                     (6,454)       1,405,602        1,399,148
Cash distributions                         0       (1,634,304)      (1,634,304)

Balance at November 30, 1993        (112,707)      16,089,847       15,977,140
Net income (loss)                     (6,514)       1,559,612        1,553,098
Cash distributions                         0       (1,634,304)      (1,634,304)

Balance at November 30, 1994        (119,221)      16,015,155       15,895,934
Net income (loss)                     (6,572)       1,644,786        1,638,214
Cash distributions                         0       (1,691,955)      (1,691,955)

Balance at November 30, 1995     $  (125,793)   $  15,967,986    $  15,842,193




Consolidated Statements of Cash Flows
For the years ended November 30, 1995, 1994 and 1993

Cash Flows from Operating Activities:       1995           1994           1993

Net income                          $  1,638,214   $  1,553,098   $  1,399,148
Adjustments to reconcile net income
to net cash provided by operating
activities:
   Minority interest                      16,058              0              0
   Depreciation                          657,210        651,352        645,434
   Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
      Other assets                        (3,690)       (41,767)        (1,398)
      Accounts payable and
        accrued expenses                  34,104            296         17,063
      Due to affiliates                   18,365         16,603        (32,912)
      Security deposits                   (2,754)        (5,149)        (5,488)
      Advance rent                           670         (3,252)        10,590

Net cash provided by operating
   activities                          2,358,177      2,171,181      2,032,437

Cash Flows from Investing Activities:

  Additions to real estate               (55,984)       (97,794)       (98,691)

Net cash used for investing activities   (55,984)       (97,794)       (98,691)

Cash Flows from Financing Activities:

  Distributions
   paid - Minority interest               (2,073)             0              0
  Distributions
   paid - Limited Partners            (1,634,303)    (1,634,304)    (1,634,304)

Net cash used for financing
   activities                         (1,636,376)    (1,634,304)    (1,634,304)

Net increase in cash and cash
   equivalents                           665,817        439,083        299,442
Cash and cash equivalents, at
   beginning of year                   2,001,535      1,562,452      1,263,010

Cash and cash equivalents at
   end of year                      $  2,667,352   $  2,001,535   $  1,562,452



Notes to Consolidated Financial Statements
For the years ended November 30, 1995, 1994 and 1993

1. Organization
American Storage Properties, L.P. (the "Partnership") was organized as a Limited Partnership under the laws of the Commonwealth of Virginia pursuant to a Certificate and Agreement of Limited Partnership dated and filed May 15, 1985 (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and operating self-service storage facilities. The General Partners of the Partnership are Storage Services Inc., an affiliate of Lehman Brothers (see below), and Goodman Segar Hogan/American Storage Properties, a California Limited Partnership ("ASP Associates"), an affiliate of Goodman Segar Hogan Hoffler, L.P. (see below). The Partnership will continue until December 31, 2010, unless terminated sooner in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman Brothers"). The transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to American Storage Properties, L.P. to delete any reference to "Hutton." Additionally, effective July 31, 1993, the Hutton Storage Services, Inc. general partner changed its name to Storage Services Inc. to delete any references to "Hutton".

On August 1, 1993, Goodman Segar Hogan Incorporated ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% stock interest and H.K. Associates, L.P., an affiliate of Armada/Hoffler ("HK"), with a 38% stock interest. The remaining 99% interests in GSHH are limited partnership interests owned 50% by GSH and 49% by HK. The transaction did not affect the ownership of the General Partner.


2. Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, American Storage Properties, (Fern Park) L.P. ("Fern Park") and American Storage Properties (Oak Ridge) L.P. ("Oak Ridge"). Intercompany accounts and transactions between the Partnership and the ventures have been eliminated in consolidation.

Self-Service Storage Facilities
Self-service storage facilities are recorded at cost less accumulated depreciation, which includes the initial purchase price of the property plus closing costs, acquisition and legal fees and other miscellaneous acquisition costs.

Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of 20 to 25 years for Buildings and Improvements and five years for Furniture and Fixtures. Included in the cost basis of Buildings and Improvements at November 30, 1995 and 1994 is $156,995 and $156,955, respectively, of Furniture and Fixtures.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 , "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has adopted FAS 121 in the fourth fiscal quarter of 1995. Based on current circumstances, the adoption had no impact on the financial statements.

Leases
Leases are generally on a month-to-month basis and are accounted for as operating leases.

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly liquid investments that have original maturities of three months or less. The carrying amount approximates fair value because of the short maturity of these investments.

Other Assets
Other assets consist primarily of accrued rent receivable and prepaid real estate taxes.

Income Taxes
No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

Reclassifications
Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation. Such reclassifications have no effect on previously reported net income.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Partnership Agreement
The Partnership Agreement provides that the net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis, first to the Limited Partners until each Limited Partner has received an 8% annual noncumulative return based on contributed capital. The net cash from operations will then be distributed to the General Partners until the General Partners have received an amount equal to 4% of the net cash from operations distributed to all partners. The balance of net cash from operations will then be distributed 96% to the Limited Partners and 4% to the General Partners. As the 8% noncumulative return has not been satisfied as of November 30, 1995, substantially all of the income of the Partnership has been allocated to the Limited Partners.

Net proceeds from sales or refinancings will be distributed 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received an amount equal to his adjusted capital investment, as defined, and an 11% cumulative annual return thereon. The balance of the net proceeds will then be distributed 85% to the Limited Partners and 15% to the General Partners.

Income before depreciation and amortization for any fiscal year will be allocated in substantially the same manner as net cash from operations. Losses and depreciation and amortization for any fiscal year will be allocated 99% to the Limited Partners and 1% to the General Partners.

4. Transactions with Related Parties
The following is a summary of the amounts paid or accrued to the General Partners and their affiliates during the years ended November 30, 1995, 1994 and 1993:

                                 Unpaid at
                               November 30,                  Earned
                                      1995          1995       1994       1993

Reimbursement of:
  Out-of-pocket expenses          $      0      $  3,088   $  5,420   $  7,008
  Administrative salaries
    and expenses                    53,522        75,627     57,572     58,182

                                  $ 53,522      $ 78,715   $ 62,992   $ 65,190


The above amounts were paid or accrued to the General Partners and their affiliates as follows:

                                 Unpaid at
                               November 30,                  Earned
                                      1995          1995       1994       1993

Storage Services Inc. and
  affiliates                      $ 44,980      $ 45,914   $ 29,292   $ 29,814
ASP Associates and affiliates        8,542        32,801     33,700     35,376

                                  $ 53,522      $ 78,715   $ 62,992   $ 65,190


5. Self-service Storage Facilities
Self-service storage facilities consist of nine properties acquired either directly or, in two cases, through investments in other limited partnerships as follows:
                                                           Number of
                        Date of     Number of   Rentable    Rentable   Purchase
Property Location       Purchase    Buildings    Sq.Ft.      Spaces       Price

880 Widgeon Road        May 6, 1986     11       70,430        518   $2,465,000
Norfolk, VA

5728 Southern Blvd.     May 6, 1986      5       25,749       228    $  800,000
Virginia Beach, VA

1205 W. Pembroke Ave.   May 6, 1986      7       59,680       657    $2,640,000
Hampton, VA

1430 S. Military Hwy.   May 6, 1986      5       75,015       439    $2,200,000
Chesapeake, VA

1717 Bloom Lane         May 6, 1986      6       61,603       604    $2,250,000
Richmond, VA

8226 South Hwy 17-92    Dec. 9, 1986     8       69,280       761    $2,129,829
Fern Park, FL

235 East Oak Ridge Rd.  Dec. 9, 1986     5       56,410       589    $1,658,250
Orlando, FL

5440 Midlothian Trnpk.  Dec. 29, 1986    10      65,600       651    $1,843,150
Richmond, VA

2918 Peter's Creek Rd.  Dec. 29, 1986    5       56,524       449    $2,000,000
Roanoke, VA



Investment in Limited Partnership
On December 9, 1986, the Partnership executed a purchase agreement to acquire an interest in two self-service storage facilities located in Fern Park, Florida, and Orlando, Florida, through two Limited Partnerships, Fern Park and Oak Ridge, with affiliates of the seller of the facilities. The two facilities were acquired for initial purchase prices of $2,026,750 and $1,658,250, respectively, and future additional contingent amounts of up to $173,250 and $141,750, respectively, based upon the achievement of certain cash flow levels. These amounts were placed in an escrow account. In 1988, upon the expiration of the contingency period, the cash flow level required for a partial payment was achieved by the Fern Park property, and as a result, $103,079 was released as an addition to the original purchase price of the property. The remaining amounts of $70,171 and $141,750 for Fern Park and Oak Ridge, respectively, were returned to the Partners he initial purchase price of each property was disbursed by the Partnership to the respective Limited Partnerships as a capital contribution.

The Limited Partnership agreements substantially provide that:

i. Net cash from operations will be distributed each quarter 100% to the Partnership until the Partnership has received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations will be distributed 85% to the Partnership and 15% to the Limited Partner. The Preferred Return for Fern Park was satisfied during the third quarter of fiscal 1995. The balance of net cash from operations was distributed according to the guidelines stated above. The minority share of $16,058 is recorded as minority interest expense in the financial statements. $13,985 of the minority share was payable to the Limited Partner as of November 30, 1995. As the Preferred Return for Oak Ridge has not been satisfied as of November 30, 1995, substantially all of the income of the Limited Partnership has been allocated to the Partnership.

ii. Cash proceeds from capital transactions will be distributed 100% to the Partnership until the Partnership has received any shortfalls in its preferred return as well as 125% of its aggregate cash investment. The remaining cash will be distributed 85% to the Partnership and 15% to the Limited Partner.

iii. Taxable income will be allocated in substantially the same manner as net cash from operations. Tax losses will generally be allocated 85% to the Partnership and 15% to the Limited Partner.

6. Reconciliation of Net Income to Taxable Income
For the years ending November 30, 1995, 1994 and 1993, net income reported in the consolidated financial statements exceeded taxable income by $54,705, $43,260 and $13,413 respectively. As of November 30, 1995, the tax basis of total assets and liabilities is $19,152,672 and $988,017, respectively. These differences are a result of differences between the tax basis and financial statement reporting requirements. Different methods of depreciating real estate are used for tax purposes as compared to those used for financial statement purposes.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of American Storage Properties, L.P.:

We have audited the accompanying consolidated balance sheets of American Storage Properties, L.P. (a Virginia limited partnership) and consolidated ventures, as of November 30, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Storage Properties, L.P. and consolidated ventures as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 8, 1996


Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $465 Unit at November 30, 1995 (Unaudited)

                                                                 Partnership's
                                                                      Share of
                                                                        Nov 30,
                                        Date of   Acquisition   1995 Appraised
Property                            Acquisition      Cost (1)        Value (2)

880 Widgeon Rd., Norfolk, VA           05-06-86   $ 2,707,157      $ 2,400,000
5728 Southern Blvd.,
  Virginia Beach, VA                   05-06-86       881,535          800,000
1205 W. Pembroke Ave., Hampton, VA     05-06-86     2,898,923        2,600,000
1430 S. Military Hwy.,
  Chesapeake, VA                       05-06-86     2,416,649        2,300,000
1717 Bloom Lane, Richmond, VA          05-06-86     2,471,503        2,500,000
235 East Oak Ridge Rd., Orlando, FL    12-09-86     1,758,755        2,500,000
8226 South Hwy. 17-92, Fern Park, FL   12-09-86     2,145,016        2,800,000
5440 Midlothian Trnpk., Richmond, VA   12-29-86     2,012,324        2,000,000
2918 Peter's Creek Rd., Roanoke, VA    12-29-86     2,126,745        2,000,000

                                                  $19,418,607       19,900,000

Cash and cash equivalents                                            2,667,352
Other assets                                                           149,923

                                                                    22,717,275
Less:
   Total liabilities and minority interest                            (782,569)

Partnership Net Asset Value (3)                                    $21,934,706

Net Asset Value Allocated:
  Limited Partners                                                 $21,735,706
  General Partners                                                     199,000

                                                                   $21,934,706

Net Asset Value Per Unit
    (50,132 units outstanding)                                         $433.57


(1) The Acquisition Cost consists of the purchase price plus the General Partners' acquisition fees, noncompetition fees paid to the Sellers, and other capitalized costs.

(2) This represents the Partnership's share of the November 30, 1995
    Appraised Values which were determined by an independent property appraisal firm.

(3) The Net Asset Value assumes a hypothetical sale at November 30,1995 of all the Partnership's properties at a price based upon their value as a rental property as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash after liquidation of the Partnership's liabilities, to the Partners.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the properties. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's properties and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.



                       AMERICAN STORAGE PROPERTIES, L.P.
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                              Cost Capitalized
                                                                    Subsequent
                                Initial Cost to Partnership     To Acquisition


                                                Buildings and    Buildings and
Description      Encumbrances          Land      Improvements     Improvements

Self service storage
facilities:
 Partnership Owned:

 Va Beach               $ 0     $   151,165       $   722,441      $   125,706

 Hampton                  0         306,343         2,553,577           36,738

 Chesapeake               0         327,656         2,076,833           82,779

 Richmond - Bloom Ln.     0         340,017         2,113,107           12,211

 Norfolk                  0         302,270         2,371,404           74,584

 Richmond - Midlothian    0         553,763         1,453,322           68,779

 Roanoke                  0         640,485         1,481,025            2,179

                          0       2,621,699        12,771,709          402,976

Consolidated Ventures:
  Oak Ridge               0         488,836         1,269,919           14,593

  Fern Park               0         645,784         1,499,232          103,079

                        $ 0    $  3,756,319      $ 15,540,860      $   520,648

                                                          (5)



                       AMERICAN STORAGE PROPERTIES, L.P.
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                Gross Amount at Which Carried at Close of Period

                                     Buildings and                  Accumulated
Description                 Land     Improvements       Total      Depreciation

Self service storage
facilities:
 Partnership Owned:

 Va Beach                151,165        848,147       999,312           291,167

 Hampton                 306,343      2,590,315     2,896,658           995,582

 Chesapeake              327,656      2,159,612     2,487,268           849,330

 Richmond - Bloom Ln.    340,017      2,125,318     2,465,335           818,005

 Norfolk                 302,270      2,445,988     2,748,258           942,635

 Richmond - Midlothian   553,763      1,522,101     2,075,864           544,782

 Roanoke                 640,485      1,483,205     2,123,690           529,869

                       2,621,699     13,174,686    15,796,385         4,971,370

Consolidated Ventures:
  Oak Ridge              488,836      1,284,512     1,773,348           462,145

  Fern Park              645,784      1,602,311     2,248,095           576,827

                     $ 3,756,319   $ 16,061,509  $ 19,817,828       $ 6,010,342

                                                          (1)               (2)


                       AMERICAN STORAGE PROPERTIES, L.P.
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995

                                                                  Life on which
                                                                   Depreciation
                                                                      in Latest
                              Date of          Date           Income Statements
Description              Construction      Acquired                 is Computed

Self service storage
  facilities:
  Partnership Owned:

  Va Beach                      1974         5/6/86                      (3)

  Hampton                       1979         5/6/86                      (3)

  Chesapeake                    1981         5/6/86                      (4)

  Richmond - Bloom Ln.          1983         5/6/86                      (3)

  Norfolk                1973 - 1975         5/6/86                      (4)

  Richmond - Midlothian         1975       12/29/86                      (3)

  Roanoke                       1981       12/29/86                      (3)


Consolidated Ventures:
  Oak Ridge                     1985        12/9/86                      (3)

  Fern Park                     1985        12/9/86                      (3)


(1) Represents aggregate cost for both financial reporting and Federal income tax purposes.
(2) The amount of accumulated depreciation for Federal income tax purposes is $6,528,569.
(3)  Buildings and improvements - 25 years.
(4)  Buildings and improvements - 20 - 25 years.
(5)  Include capitalized acquisition costs.


A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real Estate investments:                     1995           1994          1993

Beginning of year                    $ 19,761,844   $ 19,664,050  $ 19,565,359
Additions                                  55,984         97,794        98,691

End of year                          $ 19,817,828   $ 19,761,844  $ 19,664,050

Accumulated Depreciation:

Beginning of year                    $  5,353,132   $  4,701,780  $  4,056,346
Depreciation expense                      657,210        651,352       654,434

End of year                          $  6,010,342      5,353,132  $  4,710,780





               REPORT OF INDEPENDENT PUBLIC ACCOUNTS ON SCHEDULE
                      TO CONSOLIDATED FINANCIAL STATEMENTS


To the Partners of American Storage Properties, L.P.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in American Storage Properties, L.P.'s annual report to unitholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated January 8, 1996. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Schedule III is the responsibility of the Partnership's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 8, 1996