Form 10-Q
period 1996-02-29
HUTTON GSH AMERICAN STORAGE PROPERTIES LP
filed 1996-04-15
CIK 769330

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 29, 1996

        or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-15550


                       AMERICAN STORAGE PROPERTIES, L.P.
              Exact Name of Registrant as Specified in its Charter


     Virginia                                           11-2741889
 State or Other Jurisdiction of
 Incorporation or Organization             I.R.S. Employer Identification No.


 3 World Financial Center, 29th Floor,
 New York, NY    Attn: Andre Anderson                      10285

 Address of Principal Executive Offices                   Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____




Consolidated Balance Sheets                At February 29,     At November 30,
                                                     1996                1995
Assets

Self - Service Storage facilities,
 at Cost:
   Land                                      $  3,756,319        $  3,756,319
   Buildings and improvements                  16,061,509          16,061,509
                                             ------------        ------------
                                               19,817,828         19,817, 828
Less accumulated depreciation                  (6,174,941)         (6,010,342)
                                             ------------        ------------
                                               13,642,887          13,807,486

Cash and cash equivalents                       2,768,435           2,667,352
Other assets                                      152,078             149,923
                                             ------------        ------------
     Total Assets                            $ 16,563,400        $ 16,624,761
                                             ============        ============

Liabilities and Partners' Capital
Liabilities:

   Accounts payable and accrued expenses     $    121,388        $    120,589
   Due to affiliates                               41,363              53,522
   Security deposits                               12,630              13,050
   Advance rent                                   118,582             115,194
   Distribution payable                           466,228             466,228
                                             ------------        ------------
     Total Liabilities                            760,191             768,583
                                             ------------        ------------
Minority interest                                  13,985              13,985
                                             ------------        ------------
Partners' Capital (Deficit):
   General Partners                              (127,439)           (125,793)
   Limited Partners                            15,916,663          15,967,986
                                             ------------        ------------
     Total Partners' Capital                   15,789,224          15,842,193
                                             ------------        ------------
Total Liabilities and Partners' Capital      $ 16,563,400        $ 16,624,761
                                             ============        ============





Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 29, 1996

                                      Limited         General
                                     Partners        Partners           Total

Balance at November 30, 1995     $ 15,967,986      $ (125,793)   $ 15,842,193
Net income (loss)                     414,905          (1,646)        413,259
Cash distributions                   (466,228)              0        (466,228)
                                 ------------      ----------    ------------
Balance at February 29, 1996     $ 15,916,663      $ (127,439)   $ 15,789,224
                                 ============      ==========    ============



Consolidated Statement of Operations
For the three months ended February 29, and February 28, 1996            1995

Income

Rental                                              $ 894,959       $ 851,103
Interest                                               34,999          25,912
                                                    ---------       ---------
   Total income                                       929,958         877,015
                                                    ---------       ---------
Expenses

Property operating                                  $ 290,225       $ 275,981
Depreciation and amortization                         164,599         164,195
General and administrative                             61,875          36,781
                                                    ---------       ---------
   Total expenses                                     516,699         476,957
                                                    ---------       ---------
     Net Income                                     $ 413,259       $ 400,058
                                                    =========       =========
Net Income (Loss) Allocated:
To the General Partners                             $  (1,646)      $  (1,642)
To the Limited Partners                               414,905         401,700
                                                    ---------       ---------
                                                    $ 413,259       $ 400,058
                                                    =========       =========
Per limited partnership unit
         (50,132 outstanding)                          $ 8.28          $ 8.01
                                                       ------          ------



Consolidated Statement of Cash Flows
For the three months ended February  29, 1996 and February 28, 1995

                                                         1996            1995

Cash Flows From Operating Activities:
Net income                                        $   413,259     $   400,058
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                       164,599         164,195
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
       Other assets                                    (2,155)         11,768
       Accounts payable and accrued expenses              799          12,149
       Due to affiliates                              (12,159)         (3,769)
       Security deposits                                 (420)           (977)
       Advance rent                                     3,388             567
                                                  -----------     -----------
Net cash provided by operating activities             567,311         583,991
                                                  -----------     -----------
Cash Flows From Financing Activities:
Distribution paid - Limited Partners                 (466,228)       (408,576)
                                                  -----------     -----------
Net cash used for financing activities               (466,228)       (408,576)
                                                  -----------     -----------
Net increase in cash and cash equivalents             101,083         175,415
Cash and cash equivalents, beginning of period      2,667,352       2,001,535
                                                  -----------     -----------
Cash and cash equivalents, end of period          $ 2,768,435     $ 2,176,950
                                                  ===========     ===========



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and February 28, 1995 and the statement of changes in partner's capital (deficit) for the three months ended February 29, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On March 1, 1996, Public Storage, Inc. ("Public Storage") commenced a tender offer to purchase up to 12,533 outstanding Units at a net cash price of $419 per Unit. On April 2, 1996, the tender offer expired with Public Storage accepting for purchase 13,516 Units, or approximately 26.97% of the outstanding Units.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

As of February 29, 1996, the Partnership had cash and cash equivalents of $2,768,435 which were invested in money market accounts. The increase of $101,083 from November 30, 1995 is attributable to net cash provided by operating activities exceeding amounts used to fund cash distributions to the Limited Partners.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash from operations is distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. On or about April 15, 1996, the Partnership will pay a distribution of net cash flow from operations of $9.30 per unit for the quarter ended February 29, 1996.

The Partnership acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provide that net cash from operations of these two properties will be distributed each quarter 100% to the Partnership until the Partnership has received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations will be distributed 85% to the Partnership and 15% to the Limited Partner. The Preferred Return for Fern Park was satisfied during the third quarter of fiscal 1995 and the balance of net cash from operations was distributed according to the guidelines stated above. The minority share is recorded as minority interest in the Partnership's financial statements. Minority interest of $13,985 for 1995 was payable to the Limited Partner as of February 29, 1996.

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

In response to a request from Public Storage, Inc. ("Public Storage"), an unaffiliated third party, to receive a list of the Partnership's Unitholders, the Partnership entered into a letter agreement, dated February 9, 1996, pursuant to which the Partnership furnished the list and such third party agreed not to purchase more than 5% of the outstanding Units in the open market or more than 25% of the outstanding Units pursuant to a tender offer filed with the Securities and Exchange Commission. On March 1, 1996, Public Storage commenced a tender offer to purchase up to 12,533 outstanding Units at a net cash price of $419 per Unit. On April 2, 1996, the tender offer expired with Public Storage accepting for purchase 13,516 Units, or approximately 26.97% of the outstanding Units.

Results of Operations

Partnership operations resulted in net income of $413,259 for the three months ended February 29, 1996, compared with $400,058 for the three months ended February 28, 1995. The higher net income in 1996 is primarily attributable to an increase in rental and interest income, partially offset by higher property operating and general and administrative expenses.

Rental income totaled $894,959 for the three months ended February 29, 1996, compared to $851,103 for the three months ended February 28, 1995. The increase in rental income can be attributed in part to increased rental rates at several of the Partnership's properties, as well as higher occupancy levels at certain properties. Interest income totaled $34,999 for the three months ended February 29, 1996, compared to $25,912 for the three months ended February 28, 1995. The increase is due to higher interest rates earned in 1996 as well as higher cash balances maintained by the Partnership.

Property operating expenses totaled $290,225 for the three months ended
February 29, 1996 compared with $275,981 for the three months ended February 28, 1995. The increase is primarily due to higher costs for routine repairs and maintenance at the properties.

General and administrative expenses totaled $61,875 for the three months ended February 29, 1996, compared with $36,781 for the three months ended February 28, 1995. The increase is primarily due to higher salary reimbursements as a result of a 1995 underaccrual being recognized in 1996.




Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 29, 1996




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            AMERICAN STORAGE PROPERTIES L.P.

                            BY:  STORAGE SERVICES INC.
                                 General Partner



Date:  April 15, 1996       BY:  /s/ PAUL L. ABBOTT
                                 ------------------
                                 Director, President, Chief Executive Officer
                                 and Chief Financial Officer