Form 10-Q
period 1996-05-31
AMERICAN STORAGE PROPERTIES LP
filed 1996-07-15
CIK 769330

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1996

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




Consolidated Balance Sheets
                                                  At May 31,   At November 30,
                                                       1996              1995
Assets
Self - service storage facilities, at cost:
  Land                                         $          0      $  3,756,319
  Building and improvements                               0        16,061,509
                                               ------------      ------------
                                                          0        19,817,828
Less accumulated depreciation                             0        (6,010,342)
                                               ------------      ------------
                                                          0        13,807,486
Property held for disposition                    13,478,406                 0

Cash and cash equivalents                         2,846,084         2,667,352
Other assets                                        165,807           149,923
                                               ------------      ------------
     Total Assets                              $ 16,490,297      $ 16,624,761
                                               ============      ============

Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $    196,105      $    120,589
  Due to affiliates                                  33,548            53,522
  Security deposits                                  12,173            13,050
  Advance rent                                      139,560           115,194
  Distribution payable                              466,228           466,228
                                               ------------      ------------
     Total Liabilities                              847,614           768,583
                                               ------------      ------------
Minority Interest                                         0            13,985
                                               ------------      ------------
Partners' Capital (Deficit):
  General Partners                                 (129,084)         (125,793)
  Limited Partners                               15,771,767        15,967,986
                                               ------------      ------------
     Total Partners' Capital                     15,642,683        15,842,193
                                               ------------      ------------
     Total Liabilities and Partners' Capital   $ 16,490,297      $ 16,624,761
                                               ============      ============





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1996
                                          Limited       General
                                         Partners      Partners          Total

Balance at November 30, 1995         $ 15,967,986    $ (125,793)  $ 15,842,193
Net income (loss)                         736,236        (3,291)       732,945
Cash distributions                       (932,455)            0       (932,455)
                                     ------------    ----------   ------------
Balance at May 31, 1996              $ 15,771,767    $ (129,084)  $ 15,642,683
                                     ============    ==========   ============



Consolidated Statements of Operations

                         Three months ended May 31,    Six months ended May 31,
                                 1996         1995           1996         1995
Income
Rental                      $ 915,357    $ 850,069    $ 1,810,316  $ 1,701,172
Interest                       34,156       32,066         69,155       57,978
                            ---------    ---------    -----------  -----------
     Total Income             949,513      882,135      1,879,471    1,759,150

Expenses
Property operating            278,798      280,013        569,023      555,994
Depreciation                  164,481      164,125        329,080      328,320
General and administrative    186,548       38,964        248,423       75,745
                            ---------    ---------    -----------  -----------
     Total Expenses           629,827      483,102      1,146,526      960,059
                            ---------    ---------    -----------  -----------
     Net Income             $ 319,686    $ 399,033    $   732,945  $   799,091
                            =========    =========    ===========  ===========
Net Income (Loss) Allocated:
To the General Partners     $  (1,645)   $  (1,641)   $    (3,291) $    (3,283)
To the Limited Partners       321,331      400,674        736,236      802,374
                            ---------    ---------    -----------  -----------
                            $ 319,686    $ 399,033    $   732,945  $   799,091
                            =========    =========    ===========  ===========
Per limited partnership
unit (50,132 outstanding)      $ 6.41       $ 8.00        $ 14.69      $ 16.01
                            ---------    ---------    -----------  -----------



Consolidated Statements of Cash Flows
For the six months ended May 31,                       1996               1995

Cash Flows From Operating Activities:
Net income                                      $   732,945        $   799,091
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                      329,080            328,320
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Other assets                                   (15,884)             9,290
     Accounts payable and accrued expenses           75,516             15,638
     Due to affiliates                              (19,974)           (19,379)
     Security deposits                                 (877)            (1,880)
     Advance rent                                    24,366             22,950
     Minority interest                              (13,985)                 0
                                                -----------        -----------
Net cash provided by operating activities         1,111,187          1,154,030
                                                -----------        -----------
Cash Flows From Investing Activities:
Additions to real estate                                  0            (12,727)
                                                -----------        -----------
Net cash used for investing activities                    0            (12,727)
                                                -----------        -----------
Cash Flows From Financing Activities:
Distribution paid-Limited Partners                 (932,455)          (817,152)
                                                -----------        -----------
Net cash used for financing activities             (932,455)          (817,152)
                                                -----------        -----------
Net increase in cash and cash equivalents           178,732            324,151
Cash and cash equivalents, beginning of period    2,667,352          2,001,535
                                                -----------        -----------
Cash and cash equivalents, end of period        $ 2,846,084        $ 2,325,686
                                                ===========        ===========



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 consolidated audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1996 and the results of operations and cash flows for the six months ended May 31, 1996 and 1995 and the statement of partners' capital (deficit) for the six months ended May 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Tender Offer
- ------------
On March 1, 1996, Public Storage, Inc., a California corporation ("Public Storage") commenced a tender offer to purchase up to 12,533 outstanding Units at a net cash price of $419 per unit. On April 2, 1996, the tender offer expired with Public Storage accepting for purchase 13,516 Units, or approximately 26.97% of the outstanding Units.

Sale of Properties
- ------------------
On May 17, 1996, American Storage Properties, L.P. (the "Partnership"), entered into three Contracts of Sale (together, the "Contracts of Sale") dated as of May 17, 1996, one for the Virginia properties and two as general partner of the Florida limited partnerships, with Public Storage, pursuant to which the Partnership agreed to sell substantially all its assets to Public Storage for an aggregate of $27,500,000, subject to adjustment, in cash (the "Proposed Sale").

The Proposed Sale is conditioned upon, among other things, the simultaneous closing of all three Contracts of Sale, except under certain circumstances, and the approval of the proposed Sale by holders of a majority of the outstanding units of limited partnership interests of the Partnership.

In accordance with Sections 16.a.(iii) and (iv) of the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), approval of the Proposed Sale will result in the dissolution of the Partnership. If such approval is not obtained, the Proposed Sale will not be consummated in its present form, the Contracts of Sale will be terminated and the Partnership will continue until December 31, 2010, unless earlier terminated in accordance with the Partnership Agreement.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At May 31, 1996, the Partnership had cash and cash equivalents of $2,846,084 which were invested in money market accounts. The increase of $178,732 from November 30, 1995 is attributable to net cash provided by operating activities exceeding amounts used to fund cash distributions to the Limited Partners.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash from operations is distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. On or about July 15, 1996, the Partnership will pay a distribution of net cash flow from operations of $9.30 per unit for the quarter ended May 31, 1996.

The Partnership acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provide that net cash from operations of these two properties will be distributed each quarter 100% to the Partnership until the Partnership has received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations will be distributed 85% to the Partnership and 15% to the Limited Partner. The Preferred Return for Fern Park was satisfied during the third quarter of fiscal 1995 and the balance of net cash from operations was distributed according to the guidelines stated above. The minority share is recorded as minority interest in the Partnership's financial statements. Minority interest decreased to $0 at May 31, 1996 from $13,985 at November 30, 1995, primarily due to the payment made during the second quarter of 1996 of the minority share to the Limited Partner.

In response to a request from an unaffiliated third party, Public Storage, Inc., a California corporation ("Public Storage"), to receive a list of the Partnership's Unitholders, the Partnership entered into a letter agreement, dated February 9, 1996, pursuant to which the Partnership furnished the list and such third party agreed not to purchase more than 5% of the outstanding Units in the open market or more than 25% of the outstanding Units pursuant to a tender offer filed with the Securities and Exchange Commission.
On March 1, 1996, Public Storage commenced a tender offer to purchase up to 12,533 outstanding Units at a net cash price of $419 per Unit.
On April 2, 1996, the tender offer expired with Public Storage accepting for purchase 13,516 Units, or approximately 26.97% of the outstanding Units.

Given the improvement of the self-storage industry in recent years, combined with the strong performance of the Partnership's nine storage facilities, the General Partners began marketing the facilities for sale during the first quarter of 1996. The objective has been to maximize the selling price of the properties and distribute the sales proceeds to Limited Partners. Over the past several months, the General Partners have engaged in discussions with several potential buyers who have expressed an interest in acquiring one or more of the Partnership's properties. On May 17, 1996 the Partnership entered into three substantially identical Contracts of Sale (together, the "Contracts of Sale") with Public Storage, one for the Virginia properties and two as general partner of the Florida limited partnerships, pursuant to which the Partnership agreed to sell substantially all its assets to Public Storage for an aggregate of $27,500,000, subject to adjustment, in cash (the "Proposed Sale"). The Proposed Sale price was the highest offer received by the Partnership.

The Proposed Sale is conditioned upon, among other things, the simultaneous closing of all three Contracts of Sale, except under certain circumstances, and the approval of the proposed Sale by holders of a majority of the outstanding units of limited partnership interests of the Partnership. To obtain such approval, the General Partner will solicit a vote of the Limited Partners regarding the Proposed Sale. It is expected that solicitation materials will be mailed to limited partners during the third quarter of 1996.

In accordance with Sections 16.a.(iii) and (iv) of the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), approval of the Proposed Sale will result in the dissolution of the Partnership. If such approval is not obtained, the Proposed Sale will not be consummated in its present form, the Contracts of Sale will be terminated and the Partnership will continue until December 31, 2010, unless earlier terminated in accordance with the Partnership Agreement.

In view of the Proposed Sale, the Partnership's self-storage facilities at cost, less accumulated depreciation at May 31, 1996, have been recorded on the Partnership's Balance Sheet as "Property held for disposition." Property held for disposition at May 31, 1996 was $13,478,406.

Certain age-related repairs and capital improvements which are required at the properties have historically been funded from the Partnership's cash reserves and cash flow from operations. Due to the impending sale of the properties, major repairs and capital improvements projects previously budgeted for 1996 have been deferred. Should the Proposed Sale not occur, management will reevaluate the need for these capital improvements. Future cash distributions will depend on the adequacy of cash flow from operations and the level of cash reserves following any capital improvements and could be reduced should market conditions negatively impact occupancy or rental rates. The amount of future cash distributions to the Limited Partners will be determined quarterly following a review of the Partnership's operations and cash requirements.

Results of Operations

Partnership operations resulted in net income of $319,686 and $732,945 for the three and six months ended May 31, 1996, respectively, compared with $399,033 and $799,091 for the three and six months ended May 31, 1995, respectively. The lower net income for the 1996 periods is primarily attributable to higher property operating and general and administrative expenses, which were partially offset by an increase in rental and interest income.

Rental income totaled $915,357 and $1,810,316 for the three and six months ended May 31, 1996, respectively, compared to $850,069 and $1,701,172 for the three and six months ended May 31, 1995, respectively. The increase in rental income can be attributed in part to increased rental rates at several of the Partnership's properties, as well as higher occupancy levels at certain properties. Interest income totaled $34,156 and $69,155 for the three and six months ended May 31, 1996, respectively, compared to $32,066 and $57,978 for the three and six months ended May 31, 1995, respectively. The increase is due to higher cash balances maintained by the Partnership during fiscal 1996.

Property operating expenses totaled $278,798 and $569,023 for the three and six months ended May 31, 1996, respectively, compared with $280,013 and $555,994 for the three and six months ended May 31, 1995, respectively. The increase for the six month period is primarily due to higher costs for routine repairs and maintenance at the properties during the first quarter of 1996. The decrease for the three-month period is primarily due to lower costs for routine repairs and maintenance at the properties during the second quarter of 1996.

General and administrative expenses totaled $186,548 and $248,423 for the three and six months ended May 31, 1996, respectively, compared with $38,964 and $75,745 for the three and six months ended May 31, 1995, respectively. The increase is primarily due to an increase in audit, legal and other professional fees due to the costs incurred in connection with the Proposed Sale and preparation of solicitation materials. The increase is also due in part to higher salary reimbursements in 1996.

The average weighted occupancy at the Partnership's properties was 93% at May 31, 1996, compared with 90% at May 31, 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item   6       Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                     (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended May 31, 1996.


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



                             AMERICAN STORAGE PROPERTIES, L.P.
                             BY:  STORAGE SERVICES INC.
                                  General Partner



Date:  July 15, 1996         BY:  /s/ Paul L. Abbott
                                  ------------------
                                  Director, President, Chief
                                  Executive Officer and
                                  Chief Financial Officer