Form 10-Q
period 1996-08-31
AMERICAN STORAGE PROPERTIES LP
filed 1996-10-21
CIK 769330

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-Q

 (Mark One)
     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1996

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




Consolidated Balance Sheets
                                              At August 31,    At November 30,
                                                      1996               1995
Assets
Self - service storage facilities, at cost:
  Land                                         $          0      $  3,756,319
  Buildings and improvements                              0        16,061,509
                                               ------------      ------------
                                                          0        19,817,828
Less accumulated depreciation                             0        (6,010,342)
                                               ------------      ------------
                                                          0        13,807,486
Property held for disposition                    13,478,406                 0
Cash and cash equivalents                         3,067,160         2,667,352
Other assets                                        148,319           149,923
                                               ------------      ------------
     Total Assets                              $ 16,693,885      $ 16,624,761
                                               ============      ============
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses        $    218,906      $    120,589
  Due to affiliates                                  46,298            53,522
  Security deposits                                  11,753            13,050
  Advance rent                                      123,182           115,194
  Distribution payable                              466,228           466,228
                                               ------------      ------------
     Total Liabilities                              866,367           768,583
                                               ------------      ------------
Minority Interest                                         0            13,985
                                               ------------      ------------
Partners' Capital (Deficit):
  General Partners                                 (129,084)         (125,793)
  Limited Partners                               15,956,602        15,967,986
                                               ------------      ------------
     Total Partners' Capital                     15,827,518        15,842,193
                                               ------------      ------------
     Total Liabilities and Partners' Capital   $ 16,693,885      $ 16,624,761
                                               ============      ============



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1996
                                          Limited      General
                                         Partners     Partners           Total
Balance at November 30, 1995         $ 15,967,986   $ (125,793)   $ 15,842,193
Net income (loss)                       1,387,299       (3,291)      1,384,008
Cash distributions                     (1,398,683)           0      (1,398,683)
                                     ------------   ----------    ------------
Balance at August 31, 1996           $ 15,956,602   $ (129,084)   $ 15,827,518
                                     ============   ==========    ============


Consolidated Statements of Operations

                                   Three months ended        Nine months ended
                                        August 31,               August 31,
                                     1996       1995         1996         1995
Income
Rental                          $ 945,550  $ 899,280  $ 2,755,866  $ 2,600,452
Interest                           36,118     33,035      105,273       91,013
                                ---------  ---------  -----------  -----------
     Total Income                 981,668    932,315    2,861,139    2,691,465
                                ---------  ---------  -----------  -----------
Expenses
Property operating                279,912    297,904      848,935      853,898
Depreciation                            0    164,286      329,080      492,606
General and administrative         50,693     37,829      299,116      113,574
                                ---------  ---------  -----------  -----------
     Total Expenses               330,605    500,019    1,477,131    1,460,078
                                ---------  ---------  -----------  -----------
     Net Income                 $ 651,063  $ 432,296  $ 1,384,008  $ 1,231,387
                                =========  =========  ===========  ===========
Net Income (Loss) Allocated:
To the General Partners         $       0  $  (1,643) $    (3,291) $    (4,926)
To the Limited Partners           651,063    433,939    1,387,299    1,236,313
                                ---------  ---------  -----------  -----------
                                $ 651,063  $ 432,296  $ 1,384,008  $ 1,231,387
                                =========  =========  ===========  ===========
Per limited partnership unit
(50,132 outstanding)               $12.98      $8.65       $27.67       $24.66
                                ---------  ---------  -----------  -----------


Consolidated Statements of Cash Flows
For the nine months ended August 31,                        1996         1995
Cash Flows From Operating Activities:
Net income                                           $ 1,384,008  $ 1,231,387
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation                                            329,080      492,606
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
    Other assets                                           1,604       (4,614)
    Accounts payable and accrued expenses                 98,317       54,595
    Due to affiliates                                     (7,224)      (8,547)
    Security deposits                                     (1,297)      (2,392)
    Advance rent                                           7,988        7,897
    Minority interest                                    (13,985)           0
                                                     -----------  -----------
Net cash provided by operating activities              1,798,491    1,770,932
                                                     -----------  -----------
Cash Flows From Investing Activities:
Additions to real estate                                       0      (39,605)
                                                     -----------  -----------
Net cash used for investing activities                         0      (39,605)
                                                     -----------  -----------
Cash Flows From Financing Activities:
Distributions paid - Limited Partners                 (1,398,683)  (1,227,802)
                                                     -----------  -----------
Net cash used for financing activities                (1,398,683)  (1,227,802)
                                                     -----------  -----------
Net increase in cash and cash equivalents                399,808      503,525
Cash and cash equivalents, beginning of period         2,667,352    2,001,535
                                                     -----------  -----------
Cash and cash equivalents, end of period             $ 3,067,160  $ 2,505,060
                                                     ===========  ===========



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1996 and the results of operations and cash flows for the nine months ended August 31, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended August 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Tender Offer
------------
On March 1, 1996, Public Storage, Inc., a California corporation ("Public Storage") commenced a tender offer to purchase up to 12,533 outstanding Units at a net cash price of $419 per unit. On April 2, 1996, the tender offer expired with Public Storage accepting for purchase 13,516 Units, or approximately 26.97% of the outstanding Units.

Sale of Properties
------------------
On May 17, 1996, American Storage Properties, L.P. (the "Partnership"), entered into three Contracts of Sale (together, the "Contracts of Sale") dated as of May 17, 1996, one for the Virginia properties and two as general partner of the Florida limited partnerships, with Public Storage, pursuant to which the Partnership agreed to sell substantially all its assets to Public Storage for an aggregate price of $27,500,000, subject to adjustment, in cash (the "Sale").

The Sale was conditioned upon, among other things, the simultaneous closing of all three Contracts of Sale, except under certain circumstances, and the approval of the Sale by holders of a majority of the outstanding units of limited partnership interests of the Partnership.

To obtain approval for the Sale, a proxy solicitation describing the terms of the Sale was mailed to Limited Partners on September 10, 1996. Limited Partners were required to submit executed ballots ("Ballots") by October 10, 1996.

On October 10, 1996, the Partnership announced the approval by Limited Partners holding a majority of the outstanding Units. In accordance with Sections 16.a.(iii) and (iv) of the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), approval of the Sale will result in the dissolution of the Partnership.

The Sale of the Partnership's nine properties (the "Properties") was consummated on October 11, 1996. The Properties were sold for $27,500,000 and the transaction resulted in a gain of approximately $13,800,000, which will be reflected in the Partnership's statement of operations for the year ended November 30, 1996. It is currently anticipated that a special cash distribution of approximately $540 per Unit, representing the majority of the net proceeds from the Sale, will be distributed to the Limited Partners in the near future. The General Partners intend to wind up the affairs of the Partnership and subsequently liquidate the Partnership in accordance with the terms of the Partnership Agreement. The remaining proceeds from the Sale and cash reserves will be first used to pay the Partnership's remaining obligations and costs of liquidation, and the balance distributed to the Partners. The Partnership currently expects that such subsequent distribution will approximate $25 per Unit.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

At August 31, 1996, the Partnership had cash and cash equivalents of $3,067,160 which were invested in money market accounts. The increase of $399,808 from November 30, 1995 is attributable to net cash provided by operating activities exceeding amounts used to fund cash distributions to the Limited Partners.

The Partnership acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provide that net cash from operations of these two properties will be distributed each quarter 100% to the Partnership until the Partnership has received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations will be distributed 85% to the Partnership and 15% to the Limited Partner. The Preferred Return for Fern Park was satisfied during the third quarter of fiscal 1995 and the balance of net cash from operations was distributed according to the guidelines stated above. The minority share is recorded as minority interest in the Partnership's financial statements. Minority interest decreased to $0 at August 31, 1996 from $13,985 at November 30, 1995, primarily due to the payment made during 1996 of the minority share to the Limited Partner.

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

Given the improvement of the self-storage industry in recent years, combined with the strong performance of the Partnership's nine storage facilities, the General Partners began marketing the facilities for sale during the first quarter of 1996. The objective has been to maximize the selling price of the properties and distribute the net sales proceeds to Limited Partners. The General Partners engaged in discussions with several potential buyers who expressed an interest in acquiring one or more of the Partnership's properties. On May 17, 1996 the Partnership entered into three substantially identical Contracts of Sale (together, the "Contracts of Sale") with Public Storage, one for the Virginia properties and two as general partner of the Florida limited partnerships, pursuant to which the Partnership agreed to sell substantially all its assets to Public Storage for an aggregate price of $27,500,000, subject to adjustment, in cash (the "Sale"). The Sale price was the highest offer received by the Partnership.

The Sale was conditioned upon, among other things, the simultaneous closing of all three Contracts of Sale, except under certain circumstances, and the approval of the Sale by holders of a majority of the outstanding Units of limited partnership interests of the Partnership. To obtain such approval, a proxy solicitation describing the terms of the Sale was mailed to Limited Partners on September 10, 1996. Limited Partners were required to submit executed ballots ("Ballots") by October 10, 1996.

On October 10, 1996 the Partnership announced the approval by Limited Partners holding a majority of the outstanding Units. In accordance with Sections 16.a.(iii) and (iv) of the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), approval of the Sale will result in the dissolution of the Partnership.

The Sale of the Partnership's nine properties was consummated on October 11, 1996. The Properties were sold for $27,500,000 and the transaction resulted in a gain of approximately $13,800,000, which will be reflected in the Partnership's statement of operations for the year ended November 30, 1996. It is currently anticipated that a special cash distribution of approximately $540 per Unit, representing the majority of the net proceeds from the Sale, will be distributed to the Limited Partners in the near future. The General Partners intend to wind up the affairs of the Partnership and subsequently liquidate the Partnership in accordance with the terms of the Partnership Agreement. The remaining proceeds from the Sale and cash reserves will be first used to pay the Partnership's remaining obligations and costs of liquidation, and the balance distributed to the Partners. The Partnership currently expects that such subsequent distribution will approximate $25 per Unit.

In view of the Sale, the Partnership's self-storage facilities at cost, less accumulated depreciation at August 31, 1996, have been recorded on the Partnership's Balance Sheet as "Property held for disposition." Property held for disposition at August 31, 1996 was $13,478,406.

The Partnership expects sufficient cash flow to be generated from operations to meet its current operating requirements. Net cash from operations was distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. On or about October 15, 1996, the Partnership will pay a distribution of net cash flow from operations of $9.30 per unit for the quarter ended August 31, 1996. In view of the sale of the Partnership's assets, there will be no more regular quarterly distributions to Limited Partners.

Certain age-related repairs and capital improvements which are required at the properties have historically been funded from the Partnership's cash reserves and cash flow from operations. Due to the impending sale of the properties, major repairs and capital improvements projects previously budgeted for 1996 have been deferred.

Results of Operations

Partnership operations resulted in net income of $651,063 and $1,384,008 for the three and nine months ended August 31, 1996, respectively, compared with $432,296 and $1,231,387 for the three and nine months ended August 31, 1995, respectively. The higher net income for the 1996 periods is primarily attributable to an increase in rental income and a decrease in depreciation expense, which was partially offset by an increase in general and administrative expenses for the 1996 periods, primarily due to the audit, legal and professional costs incurred in connection with the Proposed Sale and preparation of solicitation materials.

Rental income totaled $945,550 and $2,755,866 for the three and nine months ended August 31, 1996, respectively, compared to $899,280 and $2,600,452 for the three and nine months ended August 31, 1995, respectively. The increase in rental income can be attributed in part to increased rental rates at several of the Partnership's properties, as well as higher occupancy levels at certain properties, particularly the Midlothian property. Interest income totaled $36,118 and $105,273 for the three and nine months ended August 31, 1996, respectively, compared to $33,035 and $91,013 for the three and nine months ended August 31, 1995, respectively. The increase is due to higher cash balances maintained by the Partnership during fiscal 1996.

Property operating expenses totaled $279,912 and $848,935 for the three and nine months ended August 31, 1996, respectively, compared with $297,904 and $853,898 for the three and nine months ended August 31, 1995, respectively. The decrease is primarily due to lower costs for routine repairs and maintenance at the properties during the second and third quarters of 1996.

General and administrative expenses totaled $50,693 and $299,116 for the three and nine months ended August 31, 1996, respectively, compared with $37,829 and $113,574 for the three and nine months ended August 31, 1995, respectively. The increase is primarily due to an increase in legal, audit, printing and postage and other professional fees due to the costs incurred in connection with the Sale and preparation of solicitation materials. The increase is also due in part to higher salary reimbursements in 1996.

The average weighted occupancy level at the Partnership's properties was 94% at August 31, 1996, compared with 92% at August 31, 1995.



Part II        Other Information

Items 1-3      Not applicable.

Item 4         Submission of matters to a vote of Unitholders

               To obtain approval for the Sale, a proxy solicitation describing the terms of the Sale was mailed to Limited Partners on September 10, 1996. Limited Partners were required to submit executed ballots ("Ballots") by October 10, 1996.

               On October 10, 1996 the Partnership announced the approval by Limited Partners holding a majority of the outstanding Units.
               As of that date, Ballots representing 36,448 Units or 72.704% of the outstanding Units, were received. Of this amount, Ballots representing 35,616.905 Units or 71.046% of outstanding Units, approved the Sale, Ballots representing 669.215 Units or 1.335% of the outstanding Units, withheld consent, and holders of 161.880 Units, or 0.323% of the outstanding Units, abstained.

Item 5         Not applicable

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (10.1) Contract of Sale (Virginia) dated May 17, 1996 between American Storage Properties, L.P. and Public Storage, Inc.

                    (10.2) Contract of Sale (Fern Park) dated May 17, 1996 between Hutton/GSH American Storage Properties, L.P. (Fern Park) and Public Storage, Inc.

                    (10.3) Contract of Sale (Oak Ridge) dated May 17, 1996 between Hutton/GSH American Storage Properties, L.P. (Oak Ridge) and Public Storage, Inc.

                    (27)    Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1996.



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



                              AMERICAN STORAGE PROPERTIES, L.P.

                              BY:  STORAGE SERVICES INC.
                                   General Partner



Date:  October 21, 1996
                             BY:     /s/ Paul L. Abbott
                             NAME:   Paul L. Abbott
                             TITLE:  Director, President, Chief
                                     Executive Officer and Chief
                                     Financial Officer