Form 10-K
period 1996-11-30
AMERICAN STORAGE PROPERTIES LP
filed 1997-02-28
CIK 769330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended November 30, 1996
OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   Commission file number:  0-15550


                  AMERICAN STORAGE PROPERTIES, L.P.
       (formerly Hutton/GSH American Storage Properties, L.P.)
         Exact name of registrant as specified in its charter


Virginia                                                   11-2741889
State or other jurisdiction of incorporation             I.R.S. Employer
                                                        Identification No.

ATTN:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York
Address of principal executive offices                       10285
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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended
November 30, 1996, filed as an exhibit under Item 14.

                                PART I

Item 1.  Business

(a)  General

American Storage Properties, L.P. (the "Registrant" or "Partnership"), formerly Hutton/GSH American Storage Properties, L.P. (see Item 10.
"Certain Matters Involving Affiliates"), is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated May 15, 1985 (the "Partnership Agreement"), of which Storage
Services, Inc. ("Storage Services"), formerly Hutton Storage Services,
Inc. (see Item 10. "Certain Matters Involving Affiliates"), and Goodman Segar Hogan/American Storage Properties Associates, a California Limited Partnership ("ASP Associates") are the general partners (together, the "General Partners"). The Registrant was engaged in the business of acquiring, operating and holding for investment self-service storage facilities (the "Properties"),including all necessary or appropriate ancillary or appurtenant properties and facilities, and any and all other activities related, necessary, appropriate or incidental thereto. As of November 30, 1996, all nine of the Registrant's Properties were sold, and consequently, the Registrant is expected to dissolve during 1997. For further information concerning the sale of the Properties, please refer to Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and to Note 5 "Self-service Storage Facilities" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14.
A description of the Properties is incorporated by reference to Note 5 "Self-service Storage Facilities" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14.

Commencing September 9, 1985, the Registrant began the offering of Partnership units (the "Units") with two separate closings occurring on May 6, 1986 and July 22, 1986. Upon termination of the offering, the Registrant had accepted subscriptions for 50,132 Units for aggregate gross proceeds of $25,066,000. After deducting organization and offering expenses and initial working capital reserves, approximately $21,450,000 was available for investment in self-service storage facilities. $19,500,000 of such proceeds was invested in seven self-service storage facilities and in two limited partnerships, each of which owned a self-service storage facility. The Registrant's commitments for the purchase of the Properties were fully funded by November 30, 1986.

Funds held as a working capital reserve were invested in bank certificates of deposit, money market funds or other similar highly liquid, short-term investments where there was appropriate safety of principal, in accordance with the Registrant's investment objectives and policies.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) have been:

  (1) Distributions of Net Cash From Operations derived from rental income;

  (2)     Capital appreciation; and

  (3)     Preservation and protection of capital.

Distribution of Net Cash From Operations was the Registrant's objective during its operational phase, while preservation and appreciation of capital were the Registrant's long-term objectives. The attainment of the Registrant's investment objectives was dependent on many factors, including the successful management of the operations of its Properties and economic conditions in the United States and in the localities in which the Registrant's Properties were located.

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

(b)    Employees
The Registrant's business is managed by the General Partners and the Registrant has no employees.


Item 2.  Properties

A description of the Properties formerly owned by the Registrant is incorporated by reference to Note 5 "Self-Service Storage Facilities" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14.


Item 3.   Legal Proceedings

Neither the Registrant nor any of the Properties is subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

To obtain approval for the sale of the Partnership's nine storage properties (the "Sale"), a proxy solicitation describing the terms of the Sale was mailed to Limited Partners on September 10, 1996. Limited Partners were required to submit executed ballots ("Ballots") by October 10, 1996.

As of the date of the proxy solicitation, the purchaser, Public Storage, Inc., a California corporation ("Public Storage"), owned approximately 29.1% of the outstanding Units. Pursuant to a letter agreement with the Partnership dated February 9, 1997, Public Storage agreed that prior to August 9, 1997, it would vote all its Units on all issues in the same manner as by the majority of all other Unitholders who voted on any such proposal.

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


                               PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Stockholder Matters

(a) Market Information - No public trading market developed for the Units. The transfer of Units is subject to significant restrictions. Given the impending liquidation of the Partnership, all discretionary trading has been suspended by the General Partner.

(b) Number of Unitholders - As of November 30, 1996, the number of holders of Units was 2,284.

(c) Dividends - Distributions of Net Cash From Operations have been made quarterly, from rentalincome with respect to the Registrant's investment in the Properties, as well as from interest on short-term investments. Information regarding quarterly cash distributions and distributions from Property sales is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14.


Item 6.  Selected Financial Data

Selected Partnership financial data for the years ended November 30, 1996, 1995, 1994, 1993 and 1992 are shown below. This data should be read in conjunction with the Partnership's financial statements included in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14.

For the periods ended November 30,  1996       1995     1994     1993     1992
(dollars in thousands,
except per Unit data)

Total income                     $ 3,367(1) $ 3,620  $ 3,420  $ 3,147  $ 2,952

Net income                        14,808(2)   1,638    1,553    1,399    1,129

Total assets at period-end         2,882     16,625   16,556   16,629   16,875

Net income per Limited
  Partnership Unit                287.40      32.81    31.11    28.04    22.65

Cash distributions per
  Limited Partnership Unit(3)     567.90(4)   33.75    32.60    32.60    32.60

(1) Total income for the 1996 period includes property operations through October 11, 1996, the date the properties were sold.
(2) Net income for the 1996 period includes a gain on the sale of the properties in the amount of $13,606,741.
(3) As approved for payment during the 12 months ended November 30.
(4) Includes special distribution of $540 per Unit representing the majority of the proceeds from the Sale and fourth quarter 1996 net cash from operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At November 30, 1996, the Partnership had cash and cash equivalents of $2,770,939 which were invested in money market accounts. The increase of $103,587 from November 30, 1995 is attributable to net cash provided by operating activities and net proceeds from the sale of the Partnership's nine self-storage facilities exceeding amounts used to fund cash distributions to the Limited Partners.

The Partnership acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provide that net cash from operations of these two properties be distributed each quarter 100% to the Partnership until the Partnership has received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations was to be distributed 85% to the Partnership and 15% to the Limited Partner. The Preferred Return for Fern Park was satisfied during the third quarter of fiscal 1996 and the balance of net cash from operations was distributed according to the guidelines stated above. The minority share is recorded as minority interest in the Partnership's financial statements. Minority interest payable increased to $382,816 at November 30, 1996 from $13,985 at November 30, 1995. The 1996 balance primarily consists of accruals estimating the Limited Partners'share of the liquidating distribution. The 1995 balance primarily consists of the minority share of 1995 operations, which was paid to the Limited Partner during the first half of 1996.

In response to a request from an unaffiliated third party, Public Storage, Inc., a California corporation ("Public Storage"), to receive a list of the Partnership's Unitholders, the Partnership entered into a letter agreement, dated February 9, 1996, pursuant to which the Partnership furnished the list and such third party agreed not to purchase more than 5% of the outstanding Units on the open market or more than 25% of the outstanding Units pursuant to a tender offer filed with the Securities and Exchange Commission. On March 1, 1996, Public Storage commenced a tender offer to purchase up to 12,533 outstanding Units at a net cash price of $419 per Unit. On April 2, 1996, the tender offer expired with Public Storage accepting for purchase 13,516 Units, or approximately 26.97% of the outstanding Units.

Given the improvement of the self-storage industry in recent years, combined with the strong performance of the Partnership's nine storage facilities, the General Partners began marketing the facilities for sale during the first quarter of 1996. The objective was to maximize the selling price of the properties and distribute the net sales proceeds to Limited Partners. The General Partners engaged in discussions with several potential buyers who expressed an interest in acquiring one or more of the Partnership's properties. On May 17, 1996 the Partnership entered into three substantially identical Contracts of Sale (together, the "Contracts of Sale") with Public Storage, one for the Virginia properties and two as general partner of the Florida limited partnerships, pursuant to which the Partnership agreed to sell substantially all its assets to Public Storage for an aggregate price of $27,500,000, subject to adjustment, in cash (the "Sale"). The Sale price was the highest offer received by the Partnership.

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

On October 10, 1996 the Partnership announced the approval by Limited Partners holding a majority of the outstanding Units. In accordance with Sections 16.a.(iii) and (iv) of the Amended and Restated Certificate and Agreement of Limited Partnership of the Partnership (the "Partnership Agreement, as Amended"), approval of the Sale will result in the dissolution of the Partnership.

The Sale was consummated on October 11, 1996. The Properties were sold for $27,500,000 and the transaction resulted in a gain on sale of $13,606,741.
A special cash distribution of $540 per Unit, representing the majority of the net proceeds from the Sale and fourth quarter cash from operations, was distributed to the Limited Partners on November 25, 1996. On January 2, 1997, $270,642 was distributed to the General Partners representing their portion of the net proceeds from the Sale. As of November 30, 1996, this amount was reflected as "Distribution Payable" on the Partnership's consolidated balance sheet. The remaining proceeds from the Sale and cash reserves will be first used to pay the Partnership's remaining obligations and costs of liquidation. Any remaining balance will be distributed to the Partners in accordance with the Partnership Agreement, as Amended. The General Partners intend to wind up the affairs of the Partnership and subsequently liquidate the Partnership in accordance with the terms of the Partnership Agreement in 1997. The Partnership currently expects that such subsequent distribution will approximate a minimum of $25 per Unit.

Net cash from operations was distributed to the Limited Partners on a quarterly basis in proportion to the number of units held by each Limited Partner. In view of the sale of the Partnership's assets and impending liquidation of the Partnership, there will be no more regular quarterly distributions to Limited Partners.

Rent receivable decreased from $108,596 at November 30, 1995 to $77,344 at November 30, 1996, primarily due to the collection in early 1996 of a portion of outstanding rents. Accounts payable and accrued expenses increased from $120,589 at November 30, 1995 to $269,458 at November 30, 1996.
The increase is primarily attributable to the timing of payments for legal fees and administrative fees and for the accrual of costs associated with the proxy solicitation.

Results of Operations

1996 versus 1995
Partnership operations resulted in operating income of $1,201,028 for the year ended November 30, 1996, compared with $1,638,214 for the year ended November 30, 1995. The decrease is primarily due to a decrease in rental income as a result of the Sale, and an increase in general and administrative expenses. The higher net income of $14,807,769 in 1996 is primarily attributable to the gain on the Sale of $13,606,741.

Rental income totaled $3,066,939 for the year ended November 30, 1996, compared to $3,494,224 for the year ended November 30, 1995. The decrease in rental income is due to the Sale on October 11, 1996, when operations ceased. Interest income totaled $299,858 for the year ended November 30, 1996, compared to $126,270 for the year ended November 30, 1995. The increase is primarily due to interest earned on the Sale proceeds prior to the distribution to Limited Partners in November 1996.

Property operating expenses totaled $1,136,797 for the year ended November 30, 1996, compared with $1,153,216 for the year ended November 30, 1995. The decrease is primarily due to the Sale in the fourth quarter of 1996.

General and administrative expenses totaled $317,077 for the year ended November 30, 1996 compared with $155,796 for the year ended November 30, 1995. The increase is primarily due to an increase in legal, audit, printing and postage and other professional fees due to the costs incurred in connection with the Sale and preparation of solicitation materials. The increase is also due in part to higher salary reimbursements in 1996. These increases were partially offset by a decrease in appraisal fees.

1995 versus 1994
Partnership operations resulted in net income of $1,638,214 for the year ended November 30, 1995, compared with $1,553,098 for the year ended November 30, 1994. The higher net income in 1995 was primarily attributable to an increase in rental and interest income partially offset by higher property operating expenses.

Rental income totaled $3,494,224 for the year ended November 30, 1995, compared to $3,363,560 for the year ended November 30, 1994. The increase in rental income can be attributed in part to increased rental rates at several of the Partnership's properties, particularly the Mechanicsville and Midlothian facilities, as well as higher occupancy levels at certain properties, particularly Hampton, Mechanicsville and Widgeon. Interest income totaled $126,270 for the year ended November 30, 1995, compared to $56,620 for the year ended November 30, 1994. The increase was primarily due to higher interest rates earned in 1995 as well as higher cash balances maintained by the Partnership in 1995 compared to 1994.

Property operating expenses totaled $1,153,216 for the year ended November 30, 1995, compared with $1,066,654 for the year ended November 30, 1994. The increase was primarily due to higher costs for routine repairs and maintenance, and higher payroll costs incurred at the Virginia properties. In addition, the Partnership recognized higher real estate tax expense in 1995.

General and administrative expenses totaled $155,796 for the year ended November 30, 1995, largely unchanged from $149,076 for the year ended November 30, 1994.

                             Average Occupancy         Average Rental Rate
                        1996(1)      1995    1994    1996(1)   1995     1994

   Chesapeake              _          88%     94%     $  _     $5.76     $5.28

   Fern Park               _          86      90         _      7.39      7.32

   Hampton                 _          93      89         _      7.19      6.65

   Norfolk (Widgeon)       _          97      95         _      6.62      6.07

   Oak Ridge               _          91      90         _      6.28      6.03

   Richmond
   (Mechanicsville)        _          95      91         _      7.65      6.43

   Richmond (Midlothian)   _          78      78         _      6.45      4.94

   Roanoke                 _          93      94         _      6.47      5.72

   Virginia Beach
   (Arrowhead)             _          95      97         _      6.61      6.84

   Weighted Average        _          91%     90%     $  _     $6.71     $6.16

  (1) As of November 30, 1996, all nine of the Partnership's Properties were sold.

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


Item 8.   Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14.


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

     Name                         Office

     Paul L. Abbott               Director, President,
                                  Chief Executive Officer and
                                  Chief Financial Officer
     James L. Greig               Vice President
     Robert J. Hellman            Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

James L. Greig, 48, Vice President, joined Lehman Brothers in 1987, and is engaged in asset management for commercial and residential real estate. From 1984 to 1987, Mr. Greig was a Regional Vice President of the asset management arm of Integrated Resources, Inc. From 1980 to 1984, he was a Vice President of Landauer Associates, Inc., real estate consultants, where he managed the real property investments of overseas and domestic pension funds and was involved in various assignments for major mortgage lenders. He was employed in the real estate and mortgage loan area of New York Life Insurance Company from 1978 to 1980, and with Helmsley-Spear, Inc. from 1973 to 1978. Mr. Greig received a B.A. degree from Syracuse University, and an M.A. from New York University. He holds a Certified Property Manager (CPM) designation from the Institute of Real Estate Management.

Robert J. Hellman, 42, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

ASP Associates

ASP Associates is a California limited partnership formed on May 14, 1985, the sole general partner of which is American Storage Properties, Inc. ("ASP, Inc."), a wholly-owned subsidiary of Goodman Segar Hogan, Inc. ("GSH"). The names of and the positions held by the directors and executive officers of ASP, Inc. are as set forth below.


     Name                         Office

     Robert M. Stanton            Chairman of the Board
     Mark P. Mikuta               President
     Julie R. Adie                Vice President and Secretary

Robert M. Stanton, 58, is the retired Chairman and Chief Executive Officer of GSH, a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined GSH in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute
(ULI) and is a past Trusted and State Director of the International Council of Shopping Centers (ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman of American Storage Properties, L.P. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he has served as Rector of the Board of Visitors.

Mark P. Mikuta, 43, is Senior Vice President of Goodman Segar Hogan, Inc. and is Vice President and Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 42, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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


Item 11.  Executive Compensation

Neither of the General Partners of the Registrant nor any of the directors and officers of the General Partners or their affiliates received any compensation from the Registrant during 1996. See Item 13 below with respect to a description of certain costs of the General Partners and their affiliates reimbursed by the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  (a)  Beneficial owners of 5% or more of Registrant's Securities

                                             Amount and
                                             Nature of
                                             Beneficial          Percent
Title of Class        Beneficial Owner       Ownership           of Class

Limited Partnership   Public Storage, Inc.   14,608 Units        29.13%
Interest, $500        701 Western Ave      (owned beneficially
per Interest          Glendale, CA 91202      and of record)

   (b) Neither of the General Partners of the Registrant nor any of the directors and officers of their Affiliates owns any Units.


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

Storage Services and ASP Associates did not receive any cash distributions from Net Cash From Operations during fiscal year 1996 in accordance with the terms of the Partnership Agreement. On January 2, 1997, $270,642 was distributed to the General Partners representing a portion of their net proceeds from the Sale. As of November 30, 1996, this amount was reflected as "Distribution Payable" on the Partnership's consolidated balance sheet. The remaining proceeds from the Sale and cash reserves will be first used to pay the Partnership's remaining obligations and costs of liquidation. Any remaining balance will be distributed to the Partners in accordance with the Partnership Agreement. Please refer to Note 3 "Partnership Agreement" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under
Item 14.

Pursuant to Section 12(g) of Registrant's Certificate and Agreement of Limited Partnership, the General Partners may be reimbursed by the Registrant for certain of their costs as described on page A-19 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (formerly The Shareholder Services Group) provides partnership accounting and investor relations services for the Partnership. Prior to May 1993, these services were provided by a former subsidiary of Lehman. Pursuant to such provision, during the year ended November 30, 1996, the General Partners and their affiliates were entitled to receive reimbursements aggregating $122,825. As of November 30, 1996, $72,628 of this amount had been paid to the General Partners with the remaining $50,197 still to be paid. Please refer to Note 4 "Transactions with Related Parties" of the Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under
Item 14.

                               PART IV


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

 (a)(1)  Financial Statements:                                    Page

         Independent Auditors' Report

               Report of Arthur Andersen LLP.                      (1)

         Consolidated Balance Sheets - At November 30,
         1996 and 1995                                             (1)

         Consolidated Statements of Income - For the
         years ended November 30, 1996, 1995 and 1994              (1)

         Consolidated Statements of Partners' Capital
         (Deficit) - For the years ended November 30, 1996,
         1995 and 1994                                             (1)

         Consolidated Statements of Cash Flows - For the
         years ended November 30, 1996, 1995 and 1994              (1)

         Notes to the Consolidated Financial Statements            (1)

(1)Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, which is filed as an exhibit under
   Item 14.

   (a) (2)  Financial Statement Schedules:

         Schedule III - Real Estate and Accumulated Depreciation
         and Independent Auditors' Report thereon                F-1 - F-3

       No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

   (a) (3) Exhibit Index

    3.1  Form of Amended and Restated Certificate and Agreement of
         Limited Partnership (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, File No. 2-98071)

    3.2 First Amendment to Amended and Restated Certificate and Agreement of Limited Partnership (incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, File No. 2-98071)

    3.3 Second Amendment to Amended and Restated Certificate and Agreement of Limited Partnership (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, File No. 2-98071)

   10.1 Form of Management Agreement to be entered into between the Registrant and any Affiliate providing certain services to the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11, File No. 2-98071)

   10.2 Contract of Sale (Virginia) dated May 17, 1996 between American Storage Properties, L.P. and Public Storage, Inc. (Incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).

   10.3 Contract of Sale (Fern Park) dated May 17, 1996 between Hutton/GSH American Storage Properties, L.P. (Fern Park) and Public Storage, Inc. (Incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).

   10.4 Contract of Sale (Oak Ridge) dated May 17, 1996 between Hutton/GSH American Storage Properties, L.P. (Oak Ridge) and Public Storage, Inc. (Incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1996).

   13.1  Annual Report to Unitholders for the year ended November 30, 1996

   27.1  Financial Data Schedule

   99.1 Portions of the prospectus of the Registrant dated September 9, 1985, as supplemented by the Prospectus Supplement dated May 16, 1986, files pursuant to Rules 424(b) and 424(c), respectively

   (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1996:

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

                         AMERICAN STORAGE PROPERTIES, L.P.

                         BY: Goodman Segar Hogan/American Storage Properties Associates, a California Limited Partnership General Partner

                         BY:  American Storage Properties, Inc.
                              General Partner


Date:  February 28, 1997 BY:       s/Robert M. Stanton/
                              Name:  Robert M. Stanton
                              Title: Chairman of the Board

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


                         STORAGE SERVICES, INC.
                         A General Partner

Date:  February 28, 1997       BY:  s/Paul L. Abbott/
                               Name:  Paul L. Abbott
                               Title: Director, President, Chief Executive
                                      Officer and Chief Financial Officer

Date:  February 28, 1997       BY:  s/James L. Greig/
                               Name:  James L. Greig
                               Title: Vice President

Date:  February 28, 1997
                               BY:  s/Robert J. Hellman/
                               Name:  Robert J. Hellman
                               Title: Vice President

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


                         GOODMAN SEGAR HOGAN/AMERICAN STORAGE
                         PROPERTIES ASSOCIATES
                         A California Limited Partnership
                         A General Partner

                               BY:  American Storage Properties, Inc.
                                    General Partner


Date:  February 28, 1997
                               BY:  s/Robert M. Stanton/
                               Name:  Robert M. Stanton
                               Title: Chairman of the Board

Date:  February 28, 1997       BY:  s/Mark P. Mikuta/
                               Name:  Mark P. Mikuta
                               Title: President

Date:  February 28, 1997       BY:  s/Julie R. Adie/
                               Name:  Julie R. Adie
                               Title: Vice President and Secretary