Form 10-Q
period 1997-02-28
AMERICAN STORAGE PROPERTIES LP
filed 1997-04-14
CIK 769330

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1997

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


Consolidated Balance Sheets                 At February 28,  At November 30,
                                                      1997             1996
Assets
Cash and cash equivalents                      $ 1,964,558      $ 2,770,939
Rent receivable                                     77,344           77,344
Other assets                                        34,187           34,187
                                               -----------      -----------
   Total Assets                                $ 2,076,089      $ 2,882,470
                                               ===========      ===========
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses         $   136,217      $   304,668
 Due to affiliates                                   2,826           14,987
 Distribution payable                                    0          270,642
 Minority interest payable                          52,816          382,816
                                               -----------      -----------
   Total Liabilities                               191,859          973,113
                                               -----------      -----------
Partners' Capital:
 General Partners                                    2,937            3,188
 Limited Partners                                1,881,293        1,906,169
                                               -----------      -----------
   Total Partners' Capital                       1,884,230        1,909,357
                                               -----------      -----------
   Total Liabilities and Partners' Capital     $ 2,076,089      $ 2,882,470
                                               ===========      ===========


Consolidated Statement of Partners' Capital
For the three months ended February 28, 1997

                                       General        Limited
                                      Partners       Partners          Total

Balance at November 30, 1996           $ 3,188    $ 1,906,169    $ 1,909,357
Net Loss                                  (251)       (24,876)       (25,127)
                                       -------    -----------    -----------
Balance at February 28, 1997           $ 2,937    $ 1,881,293    $ 1,884,230
                                       =======    ===========    ===========



Consolidated Statements of Operations
For the three months ended February 28, and February 29,

                                                        1997            1996
Income
Rental                                             $       0       $ 894,959
Interest                                              27,767          34,999
                                                   ---------       ---------
   Total Income                                       27,767         929,958
                                                   ---------       ---------
Expenses
Property operating                                     6,993         290,225
Depreciation                                               0         164,599
General and administrative                            45,901          61,875
                                                   ---------       ---------
   Total Expenses                                     52,894         516,699
                                                   ---------       ---------
   Net Income (Loss)                               $ (25,127)      $ 413,259
                                                   =========       =========
Net Income (Loss) Allocated:
To the General Partners                            $    (251)      $  (1,646)
To the Limited Partners                              (24,876)        414,905
                                                   ---------       ---------
                                                   $ (25,127)      $ 413,259
                                                   =========       =========
Per limited partnership unit
(50,132 outstanding)                                  $ (.50)         $ 8.28
                                                      ------          ------



Consolidated Statements of Cash Flows
For the three months ended February 28, and February 29,
                                                        1997            1996
Cash Flows From Operating Activities:

Net Income (Loss)                                  $ (25,127)      $ 413,259
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
  Depreciation                                             0         164,599
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Other assets                                           0          (2,155)
    Accounts payable and accrued expenses           (168,451)        (13,973)
    Due to affiliates                                (12,161)          2,613
    Security deposits                                      0            (420)
    Advance rent                                           0           3,388
                                                  ----------      ----------
Net cash provided by (used for)
  operating activities                              (205,739)        567,311
                                                  ----------      ----------
Cash Flows From Financing Activities:

Distribution paid - General Partners                (270,642)       (466,228)
Distribution paid - Minority Interest               (330,000)              0
                                                  ----------      ----------
Net cash used for financing activities              (600,642)       (466,228)
                                                  ----------      ----------
Net increase (decrease) in cash
  and cash equivalents                              (806,381)        101,083
Cash and cash equivalents, beginning of period     2,770,939       2,667,352
                                                  ----------      ----------
Cash and cash equivalents, end of period          $1,964,558      $2,768,435
                                                  ==========      ==========



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 and the statement of partner's capital for the three months ended February 28, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

As of February 28, 1997, all nine of the Partnership's storage facilities were sold, and consequently, it is anticipated that the Partnership will dissolve during 1997.

The Partnership closed on the sale of its nine storage facilities (the "Properties") on October 11, 1996 (the "Sale"). The Properties were sold for $27,500,000 and the transaction resulted in a gain on sale of $13,606,741. A special cash distribution of $540 per Unit, representing the majority of the net proceeds from the Sale and 1996 fourth quarter cash from operations, was distributed to the Limited Partners on November 25, 1996. On January 2, 1997, $270,642 was distributed to the General Partners representing their portion of the net proceeds from the Sale. As of November 30, 1996, this amount was reflected as "Distribution Payable" on the Partnership's consolidated balance sheet. Distribution Payable was $0 at February 28, 1997. The remaining proceeds from the Sale and cash reserves first are being used to pay the Partnership's remaining obligations and costs of liquidation. Any remaining balance will be distributed to the Partners in accordance with the Partnership Agreement, as Amended. The General Partners intend to wind up the affairs of the Partnership and subsequently liquidate the Partnership in accordance with the terms of the Partnership Agreement in 1997. The Partnership currently expects that such subsequent distribution will approximate a minimum of $25 per Unit.

The Partnership had acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provided that net cash from operations of these two properties be distributed each quarter 100% to the Partnership until the Partnership had received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations was to be distributed 85% to the Partnership and 15% to the Limited Partner. The minority share is recorded as minority interest in the Partnership's financial statements. Minority interest payable decreased to $52,816 at February 28, 1997 from $382,816 at November 30, 1996. The decrease represents a liquidating distribution payment made to the Limited Partner during the first quarter of 1997. The 1996 balance primarily consists of accruals estimating the Limited Partner's remaining share of the liquidating distribution.

At February 28, 1997, the Partnership had cash and cash equivalents of $1,964,558 which were invested in money market accounts. The decrease of $806,381 from November 30, 1996 is attributable to net cash used for operating activities and to fund cash distributions to the General Partners and the Limited Partner.

Accounts payable and accrued expenses decreased from $304,668 at November 30, 1996 to $136,217 at February 28, 1997. The decrease is primarily attributable to the timing of payments for legal fees and administrative fees. Due to affiliates decreased from $14,987 at November 30, 1996 to $2,826 at February 28, 1997, primarily due to the timing of payments.

Results of Operations

The Partnership generated a net loss of $25,127 for the three months ended February 28, 1997, compared to net income of $413,259 for the three months ended February 29, 1996. The decrease is primarily due to the Sale on October 11, 1996.

Rental income totaled $0 for the three months ended February 29, 1996, compared to $894,959 for the three months ended February 29, 1996. The decrease in rental income is due to the Sale on October 11, 1996, when operations ceased. Interest income totaled $27,767 for the three months ended February 28, 1997, compared to $34,999 for the three months ended February 29, 1996. The decrease is primarily due to lower cash balances maintained by the Partnership due to the Sale.

Property operating expenses totaled $6,993 for the three months ended
February 28, 1997, compared to $290,225 for the three months ended February 29, 1996. The decrease is primarily due to the Sale on October 11, 1996.

General and administrative expenses totaled $45,901 for the three months ended February 28, 1997, compared to $61,875 for the three months ended February 29, 1996. The decrease is primarily due to a decrease in legal, postage, administrative and other professional fees, which was partially offset by an increase in printing costs incurred in connection with the proxy solicitation materials.

Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)   Exhibits -

                  (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended February 28, 1997




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AMERICAN STORAGE PROPERTIES L.P.

                         BY:  STORAGE SERVICES INC.
                              General Partner



Date:  April 11, 1997
                         BY:  /s/ PAUL L. ABBOTT
                              Director, President, Chief Executive Officer
                              and Chief Financial Officer