Form 10-Q
period 1997-05-31
AMERICAN STORAGE PROPERTIES LP
filed 1997-07-15
CIK 769330

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----    Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1997

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




Consolidated Balance Sheets                   At May 31,    At November 30,
                                                   1997               1996
Assets
Cash and cash equivalents                   $ 2,051,223        $ 2,770,939
Rent receivable                                       0             77,344
Interest receivable                              15,000                  0
Other assets                                     53,568             34,187
                                            -----------        -----------
     Total Assets                           $ 2,119,791        $ 2,882,470
                                            ===========        ===========
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses      $   233,303        $   304,668
 Due to affiliates                                    0             14,987
 Distribution payable                         1,833,672            270,642
 Minority interest payable                       52,816            382,816
                                            -----------        -----------
    Total Liabilities                         2,119,791            973,113
                                            ===========        ===========
Partners' Capital:
 General Partners                                     0              3,188
 Limited Partners                                     0          1,906,169
                                            -----------        -----------
     Total Partners' Capital                          0          1,909,357
                                            -----------        -----------
   Total Liabilities and Partners' Capital  $ 2,119,791        $ 2,882,470
                                            ===========        ===========


Consolidated Statement of Partners' Capital
For the six months ended May 31, 1997
                                         Limited     General
                                        Partners    Partners           Total
Balance at November 30, 1996         $ 1,906,169     $ 3,188     $ 1,909,357
Net loss                                 (74,928)       (757)        (75,685)
Distribution payable                  (1,831,241)     (2,431)     (1,833,672)
                                     -----------     -------     -----------
Balance at May 31, 1997              $         0     $     0     $         0



Consolidated Statements of Operations
                          Three months ended May 31,  Six months ended May 31,
                                   1997        1996        1997          1996
Income
Rental                        $       0   $ 915,357   $       0   $ 1,810,316
Interest and other income        62,719      34,156      90,486        69,155
                              ---------   ---------   ---------   -----------
     Total Income                62,719     949,513      90,486     1,879,471
                              ---------   ---------   ---------   -----------
Expenses
Property operating               18,813     278,798      25,806       569,023
Depreciation                          0     164,481           0       329,080
General and administrative       94,464     186,548     140,365       248,423
                              ---------   ---------   ---------   -----------
     Total Expenses             113,277     629,827     166,171     1,146,526
                              ---------   ---------   ---------   -----------
     Net Income (Loss)        $ (50,558)  $ 319,686   $ (75,685)  $   732,945
                              =========   =========   =========   ===========
Net Income (Loss) Allocated:
To the General Partners       $    (506)  $  (1,645)  $    (757)  $    (3,291)
To the Limited Partners         (50,052)    321,331     (74,928)      736,236
                              ---------   ---------   ---------   -----------
                              $ (50,558)  $ 319,686   $ (75,685)  $   732,945
                              =========   =========   =========   ===========
Per limited partnership unit
        (50,132 outstanding)    $ (1.00)     $ 6.41     $ (1.49)      $ 14.69
                                -------      ------     -------       -------

Consolidated Statements of Cash Flows
For the six months ended May 31,                         1997            1996

Cash Flows From Operating Activities:
Net Income (Loss)                                 $   (75,685)    $   732,945
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
 Depreciation                                               0         329,080
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
   Interest receivable                                (15,000)              0
   Other assets                                       (19,381)        (15,884)
   Rent receivable                                     77,344               0
   Accounts payable and accrued expenses              (71,365)         61,442
   Due to affiliates                                  (14,987)         (5,900)
   Security deposits                                        0            (877)
   Advance rent                                             0          24,366
                                                  -----------     -----------
Net cash provided by (used for)
 operating activities                                (119,074)      1,125,172
                                                  -----------     -----------
Cash Flows From Financing Activities:
Distribution paid-Limited Partners                   (270,642)       (932,455)
Distribution paid - Minority Interest                (330,000)        (13,985)
                                                  -----------     -----------
Net cash used for financing activities               (600,642)       (946,440)
                                                  -----------     -----------
Net increase (decrease) in cash and
 cash equivalents                                    (719,716)        178,732
Cash and cash equivalents, beginning of period      2,770,939       2,667,352
                                                  -----------     -----------
Cash and cash equivalents, end of period          $ 2,051,223     $ 2,846,084
                                                  ===========     ===========



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 consolidated audited financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1997 and the results of operations for the three and six months ended May 31, 1997 and 1996 and the consolidated statements of cash flows and partners' capital for the six months ended May 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the Storage Services Inc. general partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the Storage Services Inc. general partner had voluntarily absorbed these expenses.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

As of May 31, 1997, all nine of the Partnership's storage facilities were sold, and consequently, it is anticipated that the Partnership will dissolve during 1997.

The Partnership closed on the sale of its nine storage facilities (the "Properties") on October 11, 1996 (the "Sale"). The Properties were sold for $27,500,000 and the transaction resulted in a gain on sale of $13,606,741. A special cash distribution of $540 per Unit, representing the majority of the net proceeds from the Sale and 1996 fourth quarter cash from operations, was distributed to the Limited Partners on November 25, 1996. The remaining proceeds from the Sale and cash reserves first were being used to pay the Partnership's remaining obligations and costs of liquidation. On January 2, 1997, $270,642 was distributed to the General Partners representing their portion of the net proceeds from the Sale. As of November 30, 1996, this amount was reflected as "Distribution Payable" on the Partnership's consolidated balance sheet. The General Partners intend to wind up the affairs of the Partnership and subsequently liquidate the Partnership in accordance with the terms of the Partnership Agreement during the third quarter of 1997. At such time, a liquidating distribution will be paid to the Limited Partners in accordance with the Partnership Agreement, as Amended. Distribution Payable has been recorded as $1,833,672 at May 31, 1997, representing the anticipated final liquidating distribution.

The Partnership had acquired an interest in the Fern Park property and the Oak Ridge property through two Limited Partnerships with affiliates of the seller of the facilities (the "Limited Partner"). The Limited Partnership agreements provided that net cash from operations of these two properties be distributed each quarter 100% to the Partnership until the Partnership had received an amount equal to a cumulative annual 12% return ("Preferred Return") on its capital contribution, as adjusted. The balance of any net cash from operations was to be distributed 85% to the Partnership and 15% to the Limited Partner. The minority share is recorded as minority interest in the Partnership's financial statements. Minority interest payable decreased to $52,816 at May 31, 1997 from $382,816 at November 30, 1996. The decrease represents a liquidating distribution payment made to the Limited Partner during the first quarter of 1997. The 1996 balance primarily consists of accruals estimating the Limited Partner's remaining share of the liquidating distribution.

At May 31, 1997, the Partnership had cash and cash equivalents of $2,051,223 which were invested in money market accounts. The decrease of $719,716 from November 30, 1996 is attributable to net cash used for operating activities and to fund cash distributions to the General Partners and the Limited Partner.

Rent receivable decreased from $77,344 at November 30, 1996 to $0 at May 31, 1997. The change is primarily attributable to the timing of rental payments owed to the Partnership. Other assets increased from $34,187 at November 30, 1996 to $53,568 at May 31, 1997. The increase is due to a refund due from the Internal Revenue Service of prepaid Section 444 payments.

Accounts payable and accrued expenses decreased from $304,668 at November 30, 1996 to $233,303 at May 31, 1997. The decrease is primarily attributable to legal fees no longer being accrued as a result of the Sale. The decrease is also attributable to the timing of payments for administrative fees. These decreases were partially offset by increases in accruals for audit and postage fees relating to the liquidation of the Partnership. Due to affiliates decreased from $14,987 at November 30, 1996 to $0 at May 31, 1997, primarily due to the timing of payments.

Results of Operations

The Partnership generated net losses of $50,558 and $75,685 for the three and six months ended May 31, 1997, respectively, compared to net income of $319,686 and $732,945 for the three and six months ended May 31, 1996, respectively. The decreases are primarily due to the Sale on October 11, 1996.

Rental income totaled $0 for the three and six months ended May 31, 1997, compared to $915,357 and $1,810,316 for the three and six months ended May 31, 1996, respectively. The decreases in rental income are due to the Sale on October 11, 1996, when operations ceased. Interest and other income totaled $62,719 and $90,486 for the three and six months ended May 31, 1997, respectively, compared to $34,156 and $69,155 for the three and six months ended May 31, 1996, respectively. The increases are primarily due to interest being accrued through the end of the third quarter of 1997, when the Partnership is expected to liquidate. The increases are also due to a refund due from the Internal Revenue Service of prepaid Section 444 payments.

Property operating expenses totaled $18,813 and $25,806 for the three and six months ended May 31, 1997, respectively, compared to $278,798 and $569,023 for the three and six months ended May 31, 1996, respectively. The decreases are primarily due to the Sale on October 11, 1996.

General and administrative expenses for the three and six months ended May 31, 1997 were $94,464 and $140,365, respectively, compared to $186,548 and $248,423 for the three and six months ended May 31, 1996, respectively. The decreases are primarily due to decreases in legal, audit, appraisal, postage and other professional fees, which were partially offset by increases in administrative costs. During the 1997 periods, certain expenses incurred by the Storage Services Inc. general partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the Storage Services Inc. general partner in prior periods, were accrued to be reimbursed to the Storage Services Inc. general partner and its affiliates.



Part II        Other Information

Items 1-5      Not applicable.

Item   6       Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended May 31, 1997.



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

Date:  July 14, 1997

                             BY:  /s/ Paul L. Abbott
                                  Director, President,
                                  Chief Executive Officer and
                                  Chief Financial Officer